Form 10-K405
period 1999-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2000-02-24
CIK 799178, 806613, 811031

FORM 10-K405
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission File Number:
I-D: 0-15831  I-E: 0-15832  I-F: 0-15833

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
            ---------------------------------------------
       (Exact name of Registrant as specified in its Articles)

                                            I-D 73-1265223
                                            I-E 73-1270110
            Oklahoma                        I-F 73-1292669
---------------------------------       ----------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

         Two West Second Street, Tulsa, Oklahoma      74103
         ---------------------------------------------------
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Depositary Units in Geodyne Energy Income Limited Partnerships
I-D through I-F

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days. Yes  X     No
                                             -----       -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405.

            X Disclosure is not contained herein.
         -----

                Disclosure is contained herein.
          -----

      The Registrants are limited partnerships and there is no public market for trading in the partnership interests.

              DOCUMENTS INCORPORATED BY REFERENCE: None

                                  FORM 10-K405
                                TABLE OF CONTENTS


PART I........................................................................4
      ITEM 1.   BUSINESS......................................................4
      ITEM 2.   PROPERTIES....................................................9
      ITEM 3.   LEGAL PROCEEDINGS............................................18
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS..........18

PART II......................................................................18
      ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS.........18
      ITEM 6.   SELECTED FINANCIAL DATA......................................21
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION  AND  RESULTS  OF OPERATIONS.......................25
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK............................................40
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................40
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE..........................40

PART III.....................................................................40
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER..... 40
      ITEM 11.  EXECUTIVE COMPENSATION.......................................41
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT...............................................46
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............47

PART IV......................................................................49
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K..........................................49

SIGNATURES...................................................................54

                                    PART I.


ITEM 1. BUSINESS

      General

      The Geodyne Energy Income Limited Partnership I-D (the "I-D Partnership"), Geodyne Energy Income Limited Partnership I-E (the "I-E Partnership"), and Geodyne Energy Income Limited Partnership I-F (the "I-F Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act. Each Partnership is composed of public investors as limited partners (the "Limited Partners") and Geodyne Resources, Inc. ("Geodyne"), a Delaware corporation, as the general partner. The Partnerships commenced operations on the dates set forth below:

                                        Date of
                   Partnership        Activation
                   -----------    ------------------

                       I-D        March 4, 1986
                       I-E        September 10, 1986
                       I-F        December 16, 1986

      Immediately following activation, each Partnership invested as a general partner in a separate Oklahoma general partnership which actually conducts the Partnerships' production operations. Geodyne serves as managing partner of such general partnerships. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K405 ("Annual Report") are references to the Partnership and its related general partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne as the general partner of the Partnerships, and as the managing partner of the related general partnerships.

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 1999, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 15, 2000, Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of Partnerships for the first two year extension period to December 31, 2001.

      Funding

      Although  the  Partnership  Agreements  permit each  Partnership  to incur borrowings, operations and expenses are currently funded out of each Partnership's revenues from oil and gas sales. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.

      Competition and Marketing

      The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Partnerships to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.03 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $24.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1999:

   Partnership  Customer                          Percentage
   -----------  --------                          ----------

      I-D       El Paso Energy Marketing
                   Company ("El Paso")              48.4%
                Conoco, Inc.                        18.8%
                Hallwood Petroleum                  11.7%

      I-E       El Paso                             54.6%

      I-F       El Paso                             30.7%
                Amoco Production Co.                11.7%
                Conoco, Inc.                        10.8%

      In the event of interruption of purchases by one or more of the Partnerships' significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their gas.

      The Partnerships' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Partnerships. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.

      Oil, Gas, and Environmental Control Regulations

      Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas, including the Partnerships. Although virtually all of the Partnerships' gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance may increase the cost of the Partnerships' operations or may affect the Partnerships' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.

      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations.

ITEM 2.    PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 1999.


                         Well Statistics(1)
                       As of December 31, 1999


P/ship    Number of Gross Wells(2)        Number of Net Wells(3)
------    -------------------------     --------------------------
             Total    Oil    Gas           Total    Oil     Gas
             -----   -----  -----          -----   -----   -----

I-D           508     403    105            3.35     .69    2.66
I-E           789     640    149           29.17   13.46   15.71
I-F           781     644    137           12.85    5.86    6.99

----------

(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used in this Annual Report, "gross well" refers to a well in which a working interest is owned, accordingly, the number of gross wells is the total number of wells in which a working interest is owned.
(3) As used in this Annual Report, "net well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one gross well, but 0.15 net well.

      Drilling Activities

      During the year ended December 31, 1999, the Partnerships indirectly participated in the drilling of the following wells. The Partnerships do not own working interests in any of the wells; therefore, they did not incur any costs associated with the drilling activity:

                                            Revenue
P/ship  Well Name            County   St.   Interest Type  Status
------  ---------            ------   ---   -------- ----  ------

 I-D    Flynn No. 1-18       Grady    OK    .00004   Gas   Unknown

 I-E    Flynn No. 1-18       Grady    OK    .00015   Gas   Unknown

 I-F    Flynn No. 1-18       Grady    OK    .00005   Gas   Unknown


      Oil and Gas Production, Revenue, and Price History

      The following tables set forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Partnerships, revenues attributable to such production, and certain price and cost information. As used in the following tables, direct operating expenses include lease operating expenses and production taxes. In addition, gas production is converted to oil equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

                         Net Production Data

                           I-D Partnership
                           ---------------

                                    Year Ended December 31,
                              -----------------------------------
                                1999         1998         1997
                              ---------   ----------   ----------
Production:
   Oil (Bbls)                     8,482       11,249       18,760
   Gas (Mcf)                    314,010      456,195      510,113

Oil and gas sales:
   Oil                        $ 118,848  $   141,203   $  355,605
   Gas                          652,470      920,032    1,189,492
                              ---------    ---------    ---------
     Total                    $ 771,318   $1,061,235   $1,545,097
                              =========    =========    =========
Total direct operating
   Expenses                   $ 159,552   $  234,481   $  294,350
                              =========    =========    =========

Direct operating expenses
   as a percentage of oil
   and gas sales                  20.7%        22.1%        19.1%

Average sales price:
   Per barrel of oil             $14.01       $12.55       $18.96
   Per Mcf of gas                  2.08         2.02         2.33

Direct operating expenses
   per equivalent Bbl of
   oil                           $ 2.62       $ 2.69       $ 2.84

                         Net Production Data

                           I-E Partnership
                           ---------------

                                      Year Ended December 31,
                                ----------------------------------
                                   1999         1998        1997
                                ----------   ----------  ----------
Production:
   Oil (Bbls)                       58,465       64,346      77,648
   Gas (Mcf)                     1,540,061    2,016,034   2,139,704

Oil and gas sales:
   Oil                          $  972,427   $  770,895  $1,462,528
   Gas                           3,189,103    3,840,340   4,541,724
                                 ---------    ---------   ---------
     Total                      $4,161,530   $4,611,235  $6,004,252
                                 =========    =========   =========
Total direct operating
   Expenses                     $1,153,937   $1,506,844  $1,771,150
                                 =========    =========   =========

Direct operating expenses
   as a percentage of oil
   and gas sales                     27.7%        32.7%       29.5%

Average sales price:
   Per barrel of oil                $16.63       $11.98      $18.84
   Per Mcf of gas                     2.07         1.90        2.12

Direct operating expenses
   per equivalent Bbl of
   oil                              $ 3.66       $ 3.76      $ 4.08

                         Net Production Data

                           I-F Partnership
                           ---------------

                                   Year Ended December 31,
                             ------------------------------------
                                1999         1998          1997
                             ----------   ----------    ----------
Production:
   Oil (Bbls)                    27,794       30,203        38,725
   Gas (Mcf)                    381,318      530,040       571,101

Oil and gas sales:
   Oil                       $  463,545   $  365,340    $  730,010
   Gas                          828,532    1,077,378     1,291,795
                              ---------    ---------     ---------
     Total                   $1,292,077   $1,442,718    $2,021,805
                              =========    =========     =========
Total direct operating
   Expenses                  $  425,046   $  668,016    $  683,800
                              =========    =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                  32.9%        46.3%         33.8%

Average sales price:
   Per barrel of oil             $16.68       $12.10        $18.85
   Per Mcf of gas                  2.17         2.03          2.26

Direct operating expenses
   per equivalent Bbl of
   oil                           $ 4.65       $ 5.64        $ 5.11


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The relatively high oil prices at December 31, 1999 have caused the estimates of remaining economically recoverable oil reserves, as well as the value placed on said reserves, to be significantly higher than in the past several years. Any decrease in these high oil prices would result in a corresponding reduction in the estimate of remaining oil reserves. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1999 will actually be realized for such production, and the General Partner believes that it is unlikely that oil prices will remain at their current high level.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                         Proved Reserves and
                         Net Present Values
                        From Proved Reserves
                     As of December 31, 1999(1)

I-D Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                            1,593,815
     Oil and liquids (Bbls)                                 110,189

   Net present value (discounted at 10% per annum)      $ 2,348,651

I-E Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                            8,291,562
     Oil and liquids (Bbls)                                 727,816

   Net present value (discounted at 10% per annum)      $12,967,095

I-F Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                            2,770,339
     Oil and liquids (Bbls)                                 351,651

   Net present value (discounted at 10% per annum)      $ 4,595,308
----------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.


      No estimates of the proved reserves of the Partnerships comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnerships' proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      The following table sets forth certain well and reserves information as of December 31, 1999 for the basins in which the Partnerships own a significant amount of properties. The table contains the following information for each significant basin: (i) the number of gross and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas Panhandle, while the Gulf Coast Basin is located in southern Louisiana and southeast Texas. The Permian Basin straddles west Texas and southeast New Mexico.


                                Significant Properties as of December 31, 1999
                                ----------------------------------------------

                                                             Wells
                                                          Operated by
                                                           Affiliates       Oil         Gas
                      Gross     Net    Other     Total    ------------    Reserves    Reserves     Present
     Basin            Wells    Wells   Wells(1)  Wells    Number   %       (Bbl)       (Mcf)        Value
------------------    ------  -------  ------    ------   ------  ----    --------   ----------   ----------
I-D Partnership:
  Anadarko             72      1.88    34        106      20      19%      12,848      913,886   $1,055,249
  Permian             407       .66     1        408       -       -       90,063      451,504      913,861

I-E Partnership:
  Permian             418      4.24     1        419       6       1%     425,003    2,599,222   $5,062,354
  Anadarko             88     10.08    34        122      23      19%      69,274    4,137,537    4,608,506
  Gulf Coast          235      9.87     -        235       -       -      131,579      424,229    1,471,765

I-F Partnership:
  Anadarko             88      4.60    34        122      23      19%      31,129    1,780,427   $1,947,032
  Permian             410      2.01     -        410       6       1%     206,274      190,181    1,044,973
  Gulf Coast          235      3.51     -        235       -       -       46,268      177,653      551,896

---------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.


      Title to Oil and Gas Properties

      Management believes that the Partnerships have satisfactory title to their oil and gas properties. Record title to all of the Partnerships' properties is held by either the Partnerships or Geodyne Nominee Corporation, an affiliate of the General Partner.

      Title to the Partnerships' properties is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Partnerships' interest therein or materially interfere with their use in the operation of the Partnerships' business.


ITEM 3.    LEGAL PROCEEDINGS

      To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1999.


                                    PART II.

ITEM 5.    MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2000, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                           Number of
                            Number of       Limited
             Partnership      Units         Partners
             -----------    ---------     ------------
                 I-D          7,195           720
                 I-E         41,839         2,646
                 I-F         14,321           835


      Units were initially sold for a price of $1,000. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. In addition, as further described below, the General Partner is aware of certain "4.9% tender offers" which have been made for the Units. The General Partner believes that the transfers between unrelated parties have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

      Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and extraordinary events. The following table sets forth the General Partner's repurchase offer per Unit as of the periods indicated. For purpose of this Annual Report, a Unit represents an initial subscription of $1,000 to a Partnership.


                       Repurchase Offer Prices
                       -----------------------

                   1998                       1999             2000
          ----------------------    ----------------------     ----
          1st   2nd   3rd   4th     1st    2nd   3rd   4th     1st
P/ship    Qtr.  Qtr.  Qtr.  Qtr.    Qtr.   Qtr.  Qtr.  Qtr.    Qtr.
------    ----  ----  ----  ----    ----   ----  ----  ----    ----
 I-D      $122  $193  $157  $122    $104   $ 93  $160  $140    $119
 I-E       134   181   157   137     137    135   151   137     119
 I-F       133   168   152   135     135    135   131   122     108


      The Partnership Agreements also provide for a right of presentment ("Right of Presentment") whereby the General Partner is required, upon request, to purchase up to 10% of a Partnership's outstanding Units at a price calculated pursuant to the terms of the Partnership Agreements and based on the liquidation value of the limited partnership interest, with a reduction for 70% of cash distributions that have been received prior to the transfer of the partnership interest. The following table sets forth the Right of Presentment price per Unit as of the periods indicated.

                     Right of Presentment Prices
                     ---------------------------

                   1998                      1999              2000
          ----------------------    ----------------------     ----
          1st   2nd   3rd   4th     1st    2nd   3rd   4th     1st
P/ship    Qtr.  Qtr.  Qtr.  Qtr.    Qtr.   Qtr.  Qtr.  Qtr.    Qtr.
------    ----  ----  ----  ----    ----   ----  ----  ----    ----
 I-D      $168  $208  $183  $158    $145   $137  $170  $156    $141
 I-E       156   187   170   156     156    155   156   146     134
 I-F       155   176   165   153     153    153   134   128     119

      In addition to the repurchase offer and Right of Presentment described above, some of the Partnerships have been subject to "4.9% tender offers" from several third parties since 1997. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


      Cash Distributions

      Cash distributions are primarily dependent upon a Partnership's cash receipts from the sale of oil and gas production and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners.

      The following is a summary of cash distributions paid to the Limited Partners during 1998 and 1999 and the first quarter of 2000:


                         Cash Distributions
                         ------------------

                             1998
                ------------------------------------
                  1st       2nd       3rd       4th
      P/ship     Qtr.(1)    Qtr.(1)   Qtr.(1)   Qtr.
      ------    --------   -------- --------- ---------

       I-D       $33.22     $47.67   $35.72    $35.44
       I-E        16.92      32.34    24.14     20.58
       I-F        14.66      37.71    16.41     16.69



                             1999                          2000
                ------------------------------------     ---------
                  1st        2nd       3rd      4th        1st
      P/ship     Qtr.        Qtr.      Qtr.     Qtr.       Qtr.
      ------    --------   -------- --------- ---------  ---------

       I-D       $18.07    $11.12    $13.34   $20.01     $21.13
       I-E          -        1.51     26.55    13.65      17.73
       I-F          -         -       18.78     8.80      13.62

--------------------------
(1) Amount of cash distribution includes proceeds from the sale of certain oil and gas properties.



ITEM 6.    SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                     Selected Financial Data

                                        I-D Partnership
                                        ---------------

                                1999           1998          1997          1996           1995
                            ------------   ------------  ------------  ------------   ------------
Oil and Gas Sales            $  771,318     $1,061,235    $1,545,097    $1,812,568    $1,237,419
Net Income:
  Limited Partners              365,028        762,614       845,470     1,114,924       516,300
  General Partner                77,422        148,669       173,924       219,180       135,487
  Total                         442,450        911,283     1,019,394     1,334,104       651,787
Limited Partners' Net
  Income per Unit                 50.73         105.99        117.51        154.96         71.76
Limited Partners' Cash
  Distributions per
  Unit                            62.54         152.05        155.18        143.86        100.77
Total Assets                    922,668        973,693     1,349,059     1,605,063     1,594,441
Partners' Capital
  (Deficit):
  Limited Partners              874,635        959,607     1,290,993     1,540,523     1,460,599
  General Partner           (    31,152)   (    53,161)  (    27,560)  (     4,248)       17,993
Number of Units
  Outstanding                     7,195          7,195         7,195         7,195         7,195





                                     Selected Financial Data

                                        I-E Partnership
                                        ---------------

                           1999            1998           1997           1996            1995
                       -------------   -------------  -------------  -------------   -------------
Oil and Gas Sales       $4,161,530      $4,611,235     $6,004,252     $6,006,431      $4,777,881
Net Income:
  Limited Partners       2,061,313       1,929,509      2,342,934      2,660,067         316,558
  General Partner          468,089         548,239        568,504        602,481         368,023
  Total                  2,529,402       2,477,748      2,911,438      3,262,548         684,581
Limited Partners' Net
  Income per Unit            49.27           46.12          56.00          63.58            7.57
Limited Partners' Cash
  Distributions per
  Unit                       41.71           93.98          82.69          68.19           51.15
Total Assets             5,859,238       5,425,656      7,486,793      8,572,514       8,957,340
Partners' Capital
  (Deficit):
  Limited Partners       5,497,285       5,180,972      7,183,463      8,300,529       8,493,462
  General Partner      (   106,782)    (   232,100)   (   228,434)   (   113,140)    (    54,687)
Number of Units
  Outstanding               41,839          41,839         41,839         41,839          41,839




                                       Selected Financial Data

                                           I-F Partnership
                                           ---------------

                                1999           1998          1997          1996           1995
                            ------------   ------------  ------------  ------------   ------------
Oil and Gas Sales            $1,292,077     $1,442,718    $2,021,805    $2,121,336     $1,762,969
Net Income:
  Limited Partners              771,304        212,910       737,319       883,367         37,379
  General Partner               171,987        140,360       183,677       198,724        117,455
  Total                         943,291        353,270       920,996     1,082,091        154,834
Limited Partners' Net
  Income per Unit                 53.86          14.87         51.49         61.68           2.61
Limited Partners' Cash
  Distributions per
  Unit                            27.58          85.47         81.91         67.10          55.51
Total Assets                  1,990,904      1,858,973     2,566,820     2,982,983      3,124,394
Partners' Capital
  (Deficit):
  Limited Partners            1,775,193      1,398,889     2,409,979     2,845,660      2,923,293
  General Partner           (     9,232)   (    94,547)  (    59,811)  (    59,110)   (    25,679)
Number of Units
  Outstanding                    14,321         14,321        14,321        14,321         14,321


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Use of Forward-Looking Statements and Estimates

      This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.

      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.03 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $24.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      As discussed in the "Results of Operations" section below, volumes of oil and gas sold also significantly affect the Partnerships' revenues. Oil and gas wells generally produce the most oil or gas in the earlier years of their lives and, as production continues, the rate of production naturally declines. At some point, production physically ceases or becomes no longer economic. The Partnerships are not acquiring additional oil and gas properties, and the existing properties are not experiencing significant additional production through drilling or other capital projects. Therefore, volumes of oil and gas produced naturally decline from year to year. While it is difficult for management to predict future production from these properties, it is likely that this general trend of declining production will continue.

      Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production,
(ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes) is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and for the year ended December 31, 1998 as compared to the year ended December 31, 1997.



                           I-D Partnership
                           ---------------

                Year Ended December 31, 1999 Compared
                   to Year Ended December 31, 1998
                -------------------------------------

      Total oil and gas sales decreased $289,917 (27.3%) in 1999 as compared to 1998. Of this decrease, approximately $35,000 and $287,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,767 barrels and 142,185 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of oil sold was primarily due to production difficulties on one significant well during 1999. The decrease in volumes of gas sold was primarily due to (i) production difficulties on one significant well during 1999, (ii) positive prior period volume adjustments made by the operators on two significant wells during 1998, and (iii) normal declines in production. Average oil and gas prices increased to $14.01 per barrel and $2.08 per Mcf, respectively, in 1999 from $12.55 per barrel and $2.02 per Mcf, respectively, in 1998.

      The I-D Partnership sold certain oil and gas properties during 1999 and recognized a $494 gain on such sales. Sales of oil and gas properties during 1998 resulted in the I-D Partnership recognizing similar gains totaling $260,624.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $74,929 (32.0%) in 1999 as compared to 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, and (iii) a negative prior period lease operating expense adjustment made by the operator on one significant well during 1999. As a percentage of oil and gas sales, these expenses decreased to 20.7% in 1999 from 22.1% in 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,444 (12.7%) in 1999 as compared to 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. These decreases were partially offset by one significant well being fully depleted in 1999 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense increased to 11.1% in 1999 from 9.2% in 1998. This percentage increase was primarily due to the depreciation, depletion, and amortization expense on the well fully depleted in 1999.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 11.7% in 1999 from 8.5% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
1999  totaling   $14,458,175  or  200.96%  of  the  Limited   Partners'  capital
contributions.



                Year Ended December 31, 1998 Compared
                   to Year Ended December 31, 1997
                -------------------------------------

      Total oil and gas sales decreased $483,862 (31.3%) in 1998 as compared to 1997. Of this decrease, approximately $142,000 and $126,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $72,000 and $144,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 7,511 barrels and 53,918 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells during 1997 and 1998 and (ii) normal declines in production. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchasers during 1997 on several wells. Average oil and gas prices decreased to $12.55 per barrel and $2.02 per Mcf, respectively, in 1998 from $18.96 per barrel and $2.33 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the I-D Partnership sold certain oil and gas properties in 1998 and recognized a $260,624 gain on such sales. Sales of oil and gas properties during 1997 resulted in the I-D Partnership recognizing similar gains totaling $24,113.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $59,869 (20.3%) in 1998 as compared to 1997. This decrease resulted primarily from (i) workover expenses incurred on two significant wells during 1997 in order to improve the recovery of reserves and
(ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.1% in 1998 from 19.1% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold, partially offset by the 1997 workover expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,888 (13.2%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 9.2% in 1998 from 7.3% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The I-D Partnership recognized a non-cash charge against earnings of $61,790 in the first quarter of 1997. Of this amount, $12,290 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $49,500 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the I-D
Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1998.

      General and administrative expenses decreased $1,650 (1.8%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 8.5% in 1998 from 5.9% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.



                           I-E Partnership
                           ---------------

                Year Ended December 31, 1999 Compared
                   to Year Ended December 31, 1998
                -------------------------------------

      Total oil and gas sales decreased $449,705 (9.8%) in 1999 as compared to 1998. Of this decrease, approximately $70,000 and $907,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $272,000 and $255,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,881 barrels and 475,973 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on several wells during 1998 and (ii) normal declines in production. Average oil and gas prices increased to $16.63 per barrel and $2.07 per Mcf, respectively, in 1999 from $11.98 per barrel and $1.90 per Mcf, respectively, in 1998.

      The I-E Partnership sold certain oil and gas properties during 1999 and recognized a $1,587 gain on such sales. Sales of oil and gas properties during 1998 resulted in the I-E Partnership recognizing similar gains totaling $1,154,155.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  I-E
Partnership recognized an insurance settlement in the amount of $675,000 during 1999. No similar settlements occurred during 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $352,907 (23.4%) in 1999 as compared to 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on one significant well during 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 27.7% in 1999 from 32.7% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $104,218 (13.8%) in 1999 as compared to 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by several wells being fully depleted in 1999 due to a lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 15.7% in 1999 from 16.4% in 1998.

      The I-E Partnership recognized a non-cash charge against earnings of $547,048 in the fourth quarter of 1998. This charge was necessary due to the unamortized costs of one field exceeding the expected future cash flows from that field. No similar charge was necessary in 1999.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 12.5% in 1999 from

11.2% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $55,413,552 or 132.44% of Limited Partners' capital contributions.



                Year Ended December 31, 1998 Compared
                   to Year Ended December 31, 1997
                -------------------------------------

      Total oil and gas sales decreased $1,393,017 (23.2%) in 1998 as compared to 1997. Of this decrease, approximately $251,000 and $262,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $441,000 and $439,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 13,302 barrels and 123,670 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells during 1997 and 1998 and (ii) normal declines in production. Average oil and gas prices decreased to $11.98 per barrel and $1.90 per Mcf, respectively, in 1998 from $18.84 per barrel and $2.12 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the I-E Partnership sold certain oil and gas properties in 1998 and recognized a $1,154,155 gain on such sales. Sales of oil and gas properties during 1997 resulted in the I-E Partnership recognizing similar gains totaling $120,840.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $264,306 (14.9%) in 1998 as compared to 1997. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on several wells during 1997 in order to improve the recovery of reserves. These decreases were partially offset by workover expenses incurred on one significant well during 1998. As a percentage of oil and gas sales, these expenses increased to 32.7% in 1998 from 29.5% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $27,597 (3.8%) in 1998 as compared to 1997. This increase resulted primarily from downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998 on several significant wells, which increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 16.4% in 1998 from 12.1% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The I-E Partnership recognized a non-cash charge against earnings of $547,048 in the fourth quarter of 1998. This charge was necessary due to the unamortized costs of one field exceeding the expected future cash flows from that field. During the first quarter of 1997, a non-cash charge of $291,690 was also recognized. Of this amount, $59,728 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $231,962 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the I-E Partnership's Partnership Agreement which limit the level of permissible drilling activity.

      General and administrative expenses decreased $9,384 (1.8%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 11.2% in 1998 from 8.8% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.


                           I-F Partnership
                           ---------------

                Year Ended December 31, 1999 Compared
                   to Year Ended December 31, 1998
                -------------------------------------


      Total oil and gas sales decreased $150,641 (10.4%) in 1999 as compared to 1998. Of this decrease, approximately $29,000 and $302,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $127,000 and $53,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,409 barrels and 148,722 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on several wells during 1998 and (ii) normal declines in production. Average oil and gas prices increased to $16.68 per barrel and $2.17 per Mcf, respectively, in 1999 from $12.10 per barrel and $2.03 per Mcf, respectively, in 1998.

      The I-F Partnership sold certain oil and gas properties during 1999 and recognized a $546 gain on such sales. Sales of oil and gas properties during 1998 resulted in the I-F Partnership recognizing similar gains totaling $380,920.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  I-F
Partnership recognized an insurance settlement in the amount of $472,500 during 1999. No similar settlements occurred during 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $242,970 (36.4%) in 1999 as compared to 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on several wells during 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 32.9% in 1999 from 46.3% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the 1998 workover expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $32,683 (12.8%) in 1999 as compared to 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by several wells being fully depleted in 1999 due to a lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 17.2% in 1999 from 17.7% in 1998.

      The I-F Partnership recognized a non-cash charge against earnings of $382,925 in the fourth quarter of 1998. This charge was necessary due to the unamortized costs of one field exceeding the expected future cash flows from that field. No similar charge was necessary in 1999.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 13.8% in 1999 from 12.3% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 1999 totaling $18,381,664 or 128.36% of Limited Partners' capital contributions.


                Year Ended December 31, 1998 Compared
                   to Year Ended December 31, 1997
                -------------------------------------

      Total oil and gas sales decreased $579,087 (28.6%) in 1998 as compared to 1997. Of this decrease, approximately $161,000 and $93,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $204,000 and $122,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 8,522 barrels and 41,061 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production, (ii) the sale of several wells during 1997 and 1998, and (iii) the shutting-in of one significant well during 1998 for repairs. Average oil and gas prices decreased to $12.10 per barrel and $2.03 per Mcf, respectively, in 1998 from $18.85 per barrel and $2.26 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the I-F Partnership sold certain oil and gas properties in 1998 and recognized a $380,920 gain on such sales. Sales of oil and gas properties during 1997 resulted in the I-F Partnership recognizing similar gains totaling $76,108.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,784 (2.3%) in 1998 as compared to 1997. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales, which decreases were partially offset by workover expenses incurred on several wells during 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 46.3% in 1998 from 33.8% in 1997.
This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,146 (1.2%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold, which decrease was partially offset by downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998 on several significant wells. As a percentage of oil and gas sales, this expense increased to 17.7% in 1998 from 12.8% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The I-F Partnership recognized a non-cash charge against earnings of $382,925 in the fourth quarter of 1998. This charge was necessary due to the unamortized costs of one field exceeding the expected future cash flows from that field. During the first quarter of 1997, a non-cash charge of $114,631 was also recognized. Of this amount, $20,908 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $93,723 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the I-F Partnership's Partnership Agreement which limit the level of permissible drilling activity.

      General and administrative expenses decreased $3,477 (1.9%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 12.3% in 1998 from 8.9% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.


      Average Sales Prices, Production Volumes and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 1999, 1998, and 1997.

                        1999 Compared to 1998
                        ---------------------

                        Average Sales Prices
----------------------------------------------------------------
P/ship              1999               1998             % Change
------        ----------------    ----------------     ----------
                Oil      Gas        Oil       Gas
              ($/Bbl)  ($/Mcf)    ($/Bbl)   ($/Mcf)    Oil   Gas
              -------  -------    -------   -------    ---  -----

 I-D          $14.01   $2.08      $12.55    $2.02      12%   3%
 I-E           16.63    2.07       11.98     1.90      39%   9%
 I-F           16.68    2.17       12.10     2.03      38%   7%






                         Production Volumes
----------------------------------------------------------------
 P/ship           1999               1998             % Change
--------   ------------------  ------------------   -------------
             Oil       Gas      Oil         Gas      Oil      Gas
           (Bbls)     (Mcf)    (Bbls)      (Mcf)    (Bbls)   (Mcf)
           -------  ---------  -------   ---------  ------   -----

  I-D       8,482     314,010  11,249      456,195  (25%)    (31%)
  I-E      58,465   1,540,061  64,346    2,016,034  ( 9%)    (24%)
  I-F      27,794     381,318  30,203      530,040  ( 8%)    (28%)





                    Average Production Costs per
                      Equivalent Barrel of Oil
                 ---------------------------------
                 P/ship    1999    1998    % Change
                 ------   -----   -----    --------

                  I-D     2.62    $2.69      ( 3%)
                  I-E     3.66     3.76      ( 3%)
                  I-F     4.65     5.64      (18%)

                        1998 Compared to 1997
                        ---------------------

                        Average Sales Prices
-----------------------------------------------------------------
P/ship              1998               1997             % Change
------        ----------------    ----------------     ----------
                Oil      Gas        Oil       Gas
              ($/Bbl)  ($/Mcf)    ($/Bbl)   ($/Mcf)    Oil   Gas
              -------  -------    -------   -------    ---  -----

 I-D          $12.55    $2.02     $18.96    $2.33      (34%)(13%)
 I-E           11.98     1.90      18.84     2.12      (36%)(10%)
 I-F           12.10     2.03      18.85     2.26      (36%)(10%)




                         Production Volumes
-----------------------------------------------------------------
 P/ship           1998               1997             % Change
--------   ------------------  ------------------   -------------
             Oil       Gas      Oil         Gas      Oil      Gas
           (Bbls)     (Mcf)    (Bbls)      (Mcf)    (Bbls)   (Mcf)
           -------  ---------  -------   ---------  ------   -----

  I-D      11,249     456,195  18,760      510,113  (40%)    (11%)
  I-E      64,346   2,016,034  77,648    2,139,704  (17%)    ( 6%)
  I-F      30,203     530,040  38,725      571,101  (22%)    ( 7%)




                    Average Production Costs per
                      Equivalent Barrel of Oil
                 ---------------------------------
                 P/ship    1998    1997    % Change
                 ------   -----   -----    --------

                  I-D     $2.69   $2.84     ( 5%)
                  I-E      3.76    4.08     ( 8%)
                  I-F      5.64    5.11      10%

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1999 production levels for future years, the

Partnerships' proved reserve quantities at December 31, 1999 would have the following remaining lives:


                Partnership    Gas-Years    Oil-Years
                -----------    ---------    ---------

                    I-D          5.1           13.0
                    I-E          5.4           12.4
                    I-F          7.3           12.7

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. In particular, the relatively high oil prices at December 31, 1999 have caused an increase in the estimates of remaining oil reserves which therefore have increased the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments for any of the Partnerships in the future. Occasional expenditures by the Partnerships for new wells or well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

      The Partnerships sold certain oil and gas properties during 1999, 1998, and 1997. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 1999, 1998, and 1997 were as follows:


           Partnership     1999        1998        1997
           -----------    ------    ----------   --------

               I-D        $  494    $  272,824   $ 25,350
               I-E         2,695     1,265,357    156,744
               I-F         2,732       438,200     97,288

      The General Partner believes that the sale of these properties will be beneficial to the Partnerships in the long-term since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      In August 1999, the I-E and I-F Partnerships received insurance settlement proceeds in the amounts of $675,000 and $472,500, respectively, for the costs incurred to drill the State Lease 8191 No. 4 well in St. Bernard Parish, Louisiana for the purpose of relieving pressure in another well which suffered a blowout during a workover attempt. This new well was completed as a producing gas well in 1998. The insurance proceeds amounts were included in the Partnerships' August 1999 cash distribution.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling. The Partnerships' quantity of proved reserves has been reduced by the sale of oil and gas properties as described above; therefore, it is possible that the Partnerships' future cash distributions will decline as a result of a reduction of the Partnerships' reserve base.

      Pursuant to the terms of the Partnership Agreements, the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the first two year extension period to December 31, 2001.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

      Year 2000

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Partnerships have not experienced any material effects from the year 2000 issue. Costs incurred by the Partnerships in order to ensure year 2000 compatibility were not material to the Partnerships.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name          Age   Position with Geodyne
      ----------------    ---   --------------------------------
      Dennis R. Neill      47   President and Director

      Judy K. Fox          48   Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named

President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, Snyder Exploration Company, and Compression, Inc.

      Judy K. Fox joined Samson in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, Snyder Exploration Company, and Samson Properties Incorporated.

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for 1999, 1998, and 1997 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amount charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements.

           Partnership      1999        1998       1997
           -----------    --------    --------   --------
               I-D        $ 79,944    $ 79,944   $ 79,944
               I-E         464,880     464,880    464,880
               I-F         159,120     159,120    159,120

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1999, 1998, and 1997:


                              Salary Reimbursement
                                 I-D Partnership
                                 ---------------
                       Three Years Ended December 31, 1999

                                                             Long Term Compensation
                                                        --------------------------------
                             Annual Compensation               Awards           Payouts
                          --------------------------    ---------------------   -------
                                                                     Securi-
                                              Other                   ties                  All
     Name                                     Annual   Restricted    Under-                Other
      and                                    Compen-     Stock       lying       LTIP     Compen-
   Principal              Salary     Bonus   sation     Award(s)    Options/    Payouts   sation
   Position        Year     ($)       ($)      ($)        ($)        SARs(#)      ($)       ($)
---------------    ----   -------   -------  -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)       1997     -         -        -         -            -           -         -
                   1998     -         -        -         -            -           -         -
                   1999     -         -        -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)      1997   $47,759     -        -         -            -           -         -
                   1998   $47,311     -        -         -            -           -         -
                   1999   $48,830     -        -         -            -           -         -

----------
(1)   The general and  administrative  expenses paid by the I-D  Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the I-D  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the I-D  Partnership  equals or  exceeds
      $100,000 per annum.


                              Salary Reimbursement
                                 I-E Partnership
                                 ---------------
                       Three Years Ended December 31, 1999

                                                             Long Term Compensation
                                                        -------------------------------
                             Annual Compensation               Awards           Payouts
                          --------------------------    ---------------------   -------
                                                                     Securi-
                                              Other                   ties                  All
     Name                                     Annual   Restricted    Under-                Other
      and                                    Compen-     Stock       lying       LTIP     Compen-
   Principal              Salary     Bonus   sation     Award(s)    Options/    Payouts   sation
   Position        Year     ($)       ($)      ($)        ($)        SARs(#)      ($)       ($)
---------------    ----   -------   -------  -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)       1997      -        -        -         -            -           -         -
                   1998      -        -        -         -            -           -         -
                   1999      -        -        -         -            -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)      1997   $277,719    -        -         -            -           -         -
                   1998   $275,116    -        -         -            -           -         -
                   1999   $283,949    -        -         -            -           -         -
----------
(1)   The general and  administrative  expenses paid by the I-E  Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the I-E  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the I-E  Partnership  equals or  exceeds
      $100,000 per annum.



                              Salary Reimbursement
                                 I-F Partnership
                                 ---------------
                       Three Years Ended December 31, 1999

                                                             Long Term Compensation
                                                        --------------------------------
                             Annual Compensation               Awards           Payouts
                          --------------------------    ---------------------   -------
                                                                     Securi-
                                              Other                   ties                  All
     Name                                     Annual   Restricted    Under-                Other
      and                                    Compen-     Stock       lying       LTIP     Compen-
   Principal              Salary     Bonus   sation     Award(s)    Options/    Payouts   sation
   Position        Year     ($)       ($)      ($)        ($)        SARs(#)      ($)       ($)
---------------    ----   -------   -------  -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)       1997     -         -        -         -            -           -         -
                   1998     -         -        -         -            -           -         -
                   1999     -         -        -         -            -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)      1997   $95,058     -        -         -            -           -         -
                   1998   $94,167     -        -         -            -           -         -
                   1999   $97,190     -        -         -            -           -         -
----------
(1)   The general and  administrative  expenses paid by the I-F  Partnership and attributable to salary  reimbursements  do not include any salary or other compensation attributable to Mr. Neill.
(2)   No officer or director  of Geodyne or its  affiliates  provides  full-time services  to the I-F  Partnership  and no  individual's  salary  or  other compensation  reimbursement  from the I-F  Partnership  equals or  exceeds
      $100,000 per annum.


      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates is impossible to quantify as of the date of this Annual Report.

      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Partnerships have an interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2000 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                              Number of Units
                                               Beneficially
                                              Owned (Percent
          Beneficial Owner                    of Outstanding)
------------------------------------         ------------------

I-D Partnership:
---------------
  Samson Resources Company                   1,077     (15.0%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)           1,077     (15.0%)

I-E Partnership:
---------------
  Samson Resources Company                   8,334     (19.9%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)           8,334     (19.9%)

I-F Partnership:
---------------
  Samson Resources Company                   3,391     (23.7%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)           3,391     (23.7%)



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The General Partner and certain of its affiliates engage in oil and gas activities independently of the Partnerships which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Partnerships and the General Partner also create potential conflicts of interest. An affiliate of the Partnerships owns some of the Partnerships' Units and therefore has an identity of interest with other Limited Partners with respect to the operations of the Partnerships.

      In order to attempt to assure limited liability for Limited Partners as well as an orderly conduct of business, management of the Partnerships is exercised solely by the General Partner. The Partnership Agreements grant the General Partner broad discretionary authority with respect to the Partnerships' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Partnerships involves circumstances where the General Partner has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Partnerships and other competing interests.

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of Samson. The Partnerships thus compete with Samson (including other oil and gas partnerships) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Partnerships' leasehold interests. Because affiliates of the Partnerships who provide services to the Partnerships have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Partnerships would take if they were to administer their own contracts without involvement with other members of Samson. On the other hand, management believes that the Partnerships' negotiating strength and contractual positions have been enhanced by virtue of their affiliation with Samson.

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial Statements, Financial Statement Schedules, and Exhibits.

           (1)  Financial Statements: The following financial statements for the

                     Geodyne Energy Income Limited Partnership I-D Geodyne Energy Income Limited Partnership I-E Geodyne Energy Income Limited Partnership I-F

                as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are filed as part of this report:

                     Report of Independent Accountants
                     Combined Balance Sheets
                     Combined Statements of Operations
                     Combined Statements of Changes in
                          Partners' Capital (Deficit)
                     Combined Statements of Cash Flows
                     Notes to Combined Financial Statements

           (2)  Financial Statement Schedules:

                None.

           (3)  Exhibits:

            * 4.1 Amended and Restated Agreement and Certificate of Limited Partnership dated March 4, 1986 for Geodyne Energy Income Limited Partnership I-D.

            * 4.2 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E.

            * 4.3 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F.

            * 4.4 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-D.

            * 4.5 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E.

            * 4.6 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F.

            * 4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-D.

            * 4.8 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E.

            * 4.9 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F.

            * 4.10 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-D.

            * 4.11 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E.

            * 4.12 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F.

            * 4.13 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-D.

            * 4.14 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E.

            * 4.15 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F.

            * 10.1 Amended and Restated Agreement of Partnership dated March 4, 1986 for Geodyne Energy Income Production Partnership I-D.

            * 10.2 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E.

            *     10.3  Amended and  Restated  Agreement  of  Partnership  dated
                  December  17,  1986  for  Geodyne  Energy  Income   Production
                  Partnership I-F.

            * 10.4 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-D.

            * 10.5 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E.

            * 10.6 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F.

            * 10.7 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-D.

            * 10.8 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E.

            * 10.9 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F.

            * 10.10 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-D.

            * 10.11 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E.

            * 10.12 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F.

            * 23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership I-D.

            * 23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership I-E.

            * 23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership I-F.

            * 27.1 Financial Data Schedule containing summary financial information extracted from Geodyne Energy Income Limited Partnership I-D's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

            * 27.2 Financial Data Schedule containing summary financial information extracted from Geodyne Energy Income Limited Partnership I-E's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

            * 27.3 Financial Data Schedule containing summary financial information extracted from Geodyne Energy Income Limited Partnership I-F's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

                All other Exhibits are omitted as inapplicable.

                ----------------------

                *Filed herewith.

      (b)  Reports on Form 8-K filed during the fourth quarter of 1999:

                None.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.


                               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                               By:  GEODYNE RESOURCES, INC.
                                    General Partner


                                    February  24, 2000

                               By:  /s/Dennis R. Neill
                                    ------------------------------
                                       Dennis R. Neill
                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/Dennis R. Neill   President and         February 24, 2000
      -------------------  Director (Principal
         Dennis R. Neill   Executive Officer)

      /s/Patrick M. Hall   (Principal            February 24, 2000
      -------------------  Financial and
         Patrick M. Hall   Accounting Officer)

      /s/Judy K. Fox       Secretary             February 24, 2000
      -------------------
         Judy K. Fox

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
GEODYNE PRODUCTION PARTNERSHIP I-D

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-D, an Oklahoma limited partnership, and Geodyne Production Partnership I-D, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









                               PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 18, 2000

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       Combined Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------

                                           1999          1998
                                        -----------   ----------
CURRENT ASSETS:
   Cash and cash equivalents             $183,942      $167,361
   Accounts receivable:
      Oil and gas sales                   130,579       134,477
                                          -------       -------
      Total current assets               $314,521      $301,838

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          522,300       605,793

DEFERRED CHARGE                            85,847        66,062
                                          -------       -------
                                         $922,668      $973,693
                                          =======       =======

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $ 16,194      $  9,270
   Gas imbalance payable                   36,593        43,521
                                          -------       -------
      Total current liabilities          $ 52,787      $ 52,791

ACCRUED LIABILITY                        $ 26,398      $ 14,456

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($ 31,152)    ($ 53,161)
   Limited Partners, issued and
      outstanding, 7,195 Units            874,635       959,607
                                          -------       -------
      Total Partners' capital            $843,483      $906,446
                                          -------       -------
                                         $922,668      $973,693
                                          =======       =======




          The accompanying notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                  Combined Statements of Operations
        For the Years Ended December 31, 1999, 1998, and 1997


                                  1999         1998         1997
                               ----------   ----------   ----------
REVENUES:
   Oil and gas sales            $  771,318  $1,061,235   $1,545,097
   Interest income                   6,129      11,601       10,558
   Gain on sale of oil and
       gas properties                  494     260,624       24,113
                                 ---------   ---------    ---------
                                $  777,941  $1,333,460   $1,579,768
COSTS AND EXPENSES:
   Lease operating              $  107,635  $  162,006   $  183,675
   Production tax                   51,917      72,475      110,675
   Depreciation, depletion,
      and amortization of oil
      and gas properties            85,530      97,974      112,862
   Impairment provision               -           -          61,790
   General and administrative       90,409      89,722       91,372
                                 ---------  ----------    ---------
                                $  335,491  $  422,177   $  560,374
                                 ---------   ---------    ---------
NET INCOME                      $  442,450  $  911,283   $1,019,394
                                 =========   =========    =========

GENERAL PARTNER -
   NET INCOME                   $   77,422  $  148,669   $  173,924
                                 =========   =========    =========

LIMITED PARTNERS -
   NET INCOME                   $  365,028  $  762,614   $  845,470
                                 =========   =========    =========

NET INCOME per Unit             $    50.73  $   105.99   $   117.51
                                 =========   =========    =========

UNITS OUTSTANDING                    7,195       7,195        7,195
                                 =========   =========    =========



          The accompanying notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 1999, 1998, and 1997


                               Limited      General
                               Partners     Partner      Total
                             ------------  ---------- ------------

Balance, Dec. 31, 1996        $1,540,523   ($  4,248)  $1,536,275
   Net income                    845,470     173,924    1,019,394
   Cash distributions        ( 1,095,000)  ( 197,236) ( 1,292,236)
                               ---------     -------    ---------

Balance, Dec. 31, 1997        $1,290,993   ($ 27,560)  $1,263,433
   Net income                    762,614     148,669      911,283
   Cash distributions        ( 1,094,000)  ( 174,270) ( 1,268,270)
                               ---------     -------    ---------

Balance, Dec. 31, 1998        $  959,607   ($ 53,161)  $  906,446
   Net income                    365,028      77,422      442,450
   Cash distributions        (   450,000)  (  55,413) (   505,413)
                               ---------     -------    ---------

Balance, Dec. 31, 1999        $  874,635   ($ 31,152)  $  843,483
                               =========     =======    =========




          The accompanying notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                         1999          1998         1997
                                      -----------   ----------   -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                          $442,450     $  911,283    $1,019,394
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties               85,530         97,974       112,862
      Impairment provision                 -              -           61,790
      Gain on sale of oil and
        gas properties                (     494)   (   260,624)  (    24,113)
      Decrease in accounts
        receivable - oil and gas
        sales                             3,898        121,524        50,856
      (Increase) decrease in
        deferred charge               (  19,785)        38,731   (     6,778)
      Increase (decrease) in
        accounts payable                  6,924    (    22,040)       16,025
      Increase (decrease) in gas
        imbalance payable             (   6,928)         3,550         3,284
      Increase (decrease) in accrued
        liability                        11,942            111   (     2,471)
                                        -------      ---------     ---------
   Net cash provided by
      operating activities             $523,537     $  890,509    $1,230,849
                                        -------      ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures               ($  2,037)   ($    1,811)  ($   34,805)
   Proceeds from sale of
      oil and gas properties                494        272,824        25,350
                                        -------      ---------     ---------
   Net cash provided (used)
      by investing activities         ($  1,543)    $  271,013   ($    9,455)
                                        -------      ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                 ($505,413)   ($1,268,270)  ($1,292,236)
                                        -------      ---------     ---------
   Net cash used by financing
      activities                      ($505,413)   ($1,268,270)  ($1,292,236)
                                        -------      ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           $ 16,581    ($  106,748)  ($   70,842)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               167,361        274,109       344,951
                                        -------      ---------     ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                    $183,942     $  167,361    $  274,109
                                        =======      =========     =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE PRODUCTION PARTNERSHIP I-E

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Production Partnership I-E, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










                               PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 18, 2000

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       Combined Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------

                                            1999          1998
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  891,310    $   12,003
   Accounts receivable:
      Oil and gas sales                     772,416       651,445
                                          ---------     ---------
      Total current assets               $1,663,726    $  663,448

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method          3,573,231     4,191,663

DEFERRED CHARGE                             622,281       570,545
                                          ---------     ---------
                                         $5,859,238    $5,425,656
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                      $  104,132    $  209,486
   Gas imbalance payable                    174,639       115,808
                                          ---------     ---------
      Total current liabilities          $  278,771    $  325,294

ACCRUED LIABILITY                        $  189,964    $  151,490

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      ($  106,782)  ($  232,100)
   Limited Partners, issued and
      outstanding, 41,839 Units           5,497,285     5,180,972
                                          ---------     ---------
      Total Partners' capital            $5,390,503    $4,948,872
                                          ---------     ---------
                                         $5,859,238    $5,425,656
                                          =========     =========




          The accompanying notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                  Combined Statements of Operations
        For the Years Ended December 31, 1999, 1998, and 1997

                                   1999         1998        1997
                                ----------   ----------   ---------

REVENUES:
   Oil and gas sales            $4,161,530   $4,611,235  $6,004,252
   Interest income                  18,059       39,917      34,723
   Gain on sale of oil and
      gas properties                 1,587    1,154,155     120,840
   Insurance settlement            675,000         -           -
   Other income                       -            -         69,917
                                 ---------    ---------   ---------
                                $4,856,176   $5,805,307  $6,229,732
COSTS AND EXPENSES:
   Lease operating              $  884,151   $1,182,851  $1,337,863
   Production tax                  269,786      323,993     433,287
   Depreciation, depletion,
      and amortization of oil
      and gas properties           652,767      756,985     729,388
   Impairment provision               -         547,048     291,690
   General and administrative      520,070      516,682     526,066
                                 ---------    ---------   ---------
                                $2,326,774   $3,327,559  $3,318,294
                                 ---------    ---------   ---------
NET INCOME                      $2,529,402   $2,477,748  $2,911,438
                                 =========    =========   =========

GENERAL PARTNER -
   NET INCOME                   $  468,089   $  548,239  $  568,504
                                 =========    =========   =========

LIMITED PARTNERS -
   NET INCOME                   $2,061,313   $1,929,509  $2,342,934
                                 =========    =========   =========

NET INCOME per Unit             $    49.27   $    46.12  $    56.00
                                 =========    =========   =========

UNITS OUTSTANDING                   41,839       41,839      41,839
                                 =========    =========   =========




          The accompanying notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 1999, 1998, and 1997


                            Limited        General
                            Partners       Partner      Total
                          ------------   ----------  -------------

Balance, Dec. 31, 1996     $8,300,529    ($113,140)   $8,187,389
   Net income               2,342,934      568,504     2,911,438
   Cash distributions     ( 3,460,000)   ( 683,798)  ( 4,143,798)
                            ---------      -------     ---------

Balance, Dec. 31, 1997     $7,183,463    ($228,434)   $6,955,029
   Net income               1,929,509      548,239     2,477,748
   Cash distributions     ( 3,932,000)   ( 551,905)  ( 4,483,905)
                            ---------      -------     ---------

Balance, Dec. 31, 1998     $5,180,972    ($232,100)   $4,948,872
   Net income               2,061,313      468,089     2,529,402
   Cash distributions     ( 1,745,000)   ( 342,771)  ( 2,087,771)
                            ---------      -------     ---------

Balance, Dec. 31, 1999     $5,497,285    ($106,782)   $5,390,503
                            =========      =======     =========





          The accompanying notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                       1999           1998           1997
                                   ------------   ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $2,529,402     $2,477,748     $2,911,438
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties             652,767        756,985        729,388
      Impairment provision                -           547,048        291,690
      Gain on sale of oil and
        gas properties             (     1,587)   ( 1,154,155)   (   120,840)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales          (   120,971)       342,909        238,720
      (Increase) decrease in
        accounts receivable
        - other                           -            69,917    (    69,917)
      (Increase) decrease in
        deferred charge            (    51,736)       179,824         72,455
      Increase (decrease) in
        accounts payable           (   105,354)   (    48,038)       139,262
      Increase (decrease) in gas
        imbalance payable               58,831    (    20,076)        11,684
      Increase (decrease) in
        accrued liability               38,474         13,134    (     4,307)
                                     ---------      ---------      ---------
   Net cash provided by
      operating activities          $2,999,826     $3,165,296     $4,199,573
                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   35,443)   ($  762,520)   ($  279,631)
   Proceeds from sale of
      oil and gas properties             2,695      1,265,357        156,744
                                     ---------      ---------      ---------
   Net cash provided (used)
      by investing activities      ($   32,748)    $  502,837    ($  122,887)
                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($2,087,771)   ($4,483,905)   ($4,143,798)
                                     ---------      ---------      ---------

   Net cash used by financing
      activities                   ($2,087,771)   ($4,483,905)   ($4,143,798)
                                     ---------      ---------      ---------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS            ($  879,307)   ($  815,772)   ($   67,112)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               12,003        827,775        894,887
                                     ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  891,310     $   12,003     $  827,775
                                     =========      =========      =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                  REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE PRODUCTION PARTNERSHIP I-F

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Production Partnership I-F, an Oklahoma general partnership, at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










                               PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 18, 2000

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       Combined Balance Sheets
                     December 31, 1999 and 1998

                               ASSETS
                               ------

                                            1999          1998
                                        ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents             $  254,500    $    5,457
   Accounts receivable:
      Oil and gas sales                     250,188       195,444
                                          ---------     ---------
      Total current assets               $  504,688    $  200,901

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           1,110,525     1,311,368

DEFERRED CHARGE                             375,691       346,704
                                          ---------     ---------
                                         $1,990,904    $1,858,973
                                          =========     =========

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
             -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                       $   33,956    $  406,740
  Gas imbalance payable                      68,901        38,738
                                          ---------     ---------
    Total current liabilities            $  102,857    $  445,478

ACCRUED LIABILITY                        $  122,086    $  109,153

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($    9,232)  ($   94,547)
  Limited Partners, issued and
    outstanding, 14,321 Units             1,775,193     1,398,889
                                          ---------     ---------
    Total Partners' capital              $1,765,961    $1,304,342
                                          ---------     ---------
                                         $1,990,904    $1,858,973
                                          =========     =========



          The accompanying notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                  Combined Statements of Operations
        For the Years Ended December 31, 1999, 1998, and 1997

                                  1999         1998         1997
                               ----------   ----------   ----------
REVENUES:
   Oil and gas sales           $1,292,077   $1,442,718   $2,021,805
   Interest income                  3,902       12,630       11,252
   Gain on sale of oil and
      gas properties                  546      380,920       76,108
   Insurance settlement           472,500         -            -
   Other income                      -            -          48,942
                                ---------    ---------    ---------
                               $1,769,025   $1,836,268   $2,158,107
COSTS AND EXPENSES:
   Lease operating             $  345,710   $  571,401   $  540,388
   Production tax                  79,336       96,615      143,412
   Depreciation, depletion,
      and amortization of oil
      and gas properties          221,991      254,674      257,820
   Impairment provision              -         382,925      114,631
   General and administrative     178,697      177,383      180,860
                                ---------    ---------    ---------
                               $  825,734   $1,482,998   $1,237,111
                                ---------    ---------    ---------
NET INCOME                     $  943,291   $  353,270   $  920,996
                                =========    =========    =========

GENERAL PARTNER  -
   NET INCOME                  $  171,987   $  140,360   $  183,677
                                =========    =========    =========

LIMITED PARTNERS -
   NET INCOME                  $  771,304   $  212,910   $  737,319
                                =========    =========    =========

NET INCOME per Unit            $    53.86   $    14.87   $    51.49
                                =========    =========    =========

UNITS OUTSTANDING                  14,321       14,321       14,321
                                =========    =========    =========




          The accompanying notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
          GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
    Combined Statements of Changes in Partners' Capital (Deficit)
        For the Years Ended December 31, 1999, 1998, and 1997


                             Limited       General
                             Partners      Partner       Total
                           ------------   ----------  ------------

Balance, Dec. 31, 1996      $2,845,660    ($ 59,110)   $2,786,550
   Net income                  737,319      183,677       920,996
   Cash distributions      ( 1,173,000)   ( 184,378)  ( 1,357,378)
                             ---------      -------     ---------

Balance, Dec. 31, 1997      $2,409,979    ($ 59,811)   $2,350,168
   Net income                  212,910      140,360       353,270
   Cash distributions      ( 1,224,000)   ( 175,096)  ( 1,399,096)
                             ---------      -------     ---------

Balance, Dec. 31, 1998      $1,398,889    ($ 94,547)   $1,304,342
   Net income                  771,304      171,987       943,291
   Cash distributions      (   395,000)   (  86,672)  (   481,672)
                             ---------      -------     ---------

Balance, Dec. 31, 1999      $1,775,193    ($  9,232)   $1,765,961
                             =========      =======     =========



          The accompanying notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       Combined Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                       1999          1998          1997
                                   ------------  ------------  ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $  943,291    $  353,270    $  920,996
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
        and amortization of oil
        and gas properties             221,991       254,674       257,820
      Impairment provision                -          382,925       114,631
      Gain on sale of oil
        and gas properties         (       546)  (   380,920)  (    76,108)
      (Increase) decrease in
        accounts receivable -
        oil and gas sales          (    54,744)      112,290       124,154
      (Increase) decrease in
        accounts receivable
        - other                           -           48,942   (    48,942)
      (Increase) decrease in
        deferred charge            (    28,987)      154,312   (    35,815)
      Increase (decrease) in
        accounts payable           (   372,784)      353,535         5,841
      Increase (decrease) in gas
        imbalance payable               30,163   (     8,308)        1,767
      Increase (decrease) in
        accrued liability               12,933   (     7,248)       12,611
                                     ---------     ---------     ---------
  Net cash provided by
   operating activities             $  751,317    $1,263,472    $1,276,955
                                     ---------     ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   23,334)  ($  548,339)  ($  104,709)
   Proceeds from sale of
      oil and gas properties             2,732       438,200        97,288
                                     ---------     ---------     ---------
   Net cash used by
      investing activities         ($   20,602)  ($  110,139)  ($    7,421)
                                     ---------     ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($  481,672)  ($1,399,096)  ($1,357,378)
                                     ---------     ---------     ---------

   Net cash used by financing
      activities                   ($  481,672)  ($1,399,096)  ($1,357,378)
                                     ---------     ---------     ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  249,043   ($  245,763)  ($   87,844)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                5,457       251,220       339,064
                                     ---------     ---------     ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  254,500    $    5,457    $  251,220
                                     =========     =========     =========




              The accompanying notes are an integral part of these
                         combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
                   Notes to the Combined Financial Statements
              For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

      The Geodyne Energy Income Limited Partnerships (the "Partnerships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. is the general partner of the Partnerships. Each Partnership is a general partner in the related Geodyne Energy Income Production Partnership (collectively, the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Limited Partner capital contributions were contributed to the related Production Partnerships for investment in producing oil and gas properties. The Partnerships were activated on the following dates with the following Limited Partner capital contributions:

                                                  Limited
                                                  Partner
                                Date of           Capital
           Partnership        Activation       Contributions
           -----------    ------------------   --------------

              I-D         March 4, 1986           7,194,700
              I-E         September 10, 1986     41,839,400
              I-F         December 16, 1986      14,320,900

      The Partnerships would have terminated on December 31, 1999. However, the General Partner has extended the terms of the Partnerships for the first two year extension period to December 31, 2001 pursuant to its right to extend the term of each Partnership for up to five periods of two years each.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner."

      An affiliate of the General Partner owned the following Units at December 31, 1999:

                           Number of              Percent of
           Partnership    Units Owned          Outstanding Units
           -----------    -----------          -----------------
              I-D            1,077                   15.0%
              I-E            8,306                   19.9%
              I-F            3,384                   23.6%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


      Allocation of Costs and Revenues

      The combination of the allocation provisions in each Partnership's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                             Before Payout(1)     After Payout(1)
                           ------------------   ------------------
                           General    Limited   General   Limited
                           Partner    Partners  Partner   Partners
                           --------   --------  --------  --------
        Costs(2)
------------------------
Sales commissions, pay-
    ment for organization
    and offering costs
    and management fee        1%         99%        -         -
Property acquisition
    costs                     1%         99%        1%       99%
Identified development
    drilling                  1%         99%        1%       99%
Development drilling         10%         90%       15%       85%
General and administra-
    tive costs, direct
    administrative costs
    and operating costs(3)   10%         90%       15%       85%

        Income(2)
------------------------
Temporary investments of
    Limited Partners'
    capital contributions     1%         99%        1%       99%
Income from oil and gas
    production(3)            10%         90%       15%       85%
Sale of producing pro-
    perties (3)              10%         90%       15%       85%

All other income             10%         90%       15%       85%

----------
(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 90.9091% to the limited partnership and 9.0909% to the managing partner. The 90.9091% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited
      Partners are allocated 90% of such costs and the General Partner is allocated 10% of such costs.
(3) Distributions of cash and the above allocation of income and costs of the General Partner are subject to subordination during the first two twelve-month "allocation periods". The first twelve-month "allocation period" commenced on the last day of the first full fiscal quarter after the earlier of (i) the date on which 90% of a limited partnership's capital contribution to a Production Partnership has been expended or (ii) two years after activation of a Production Partnership. The second twelve-month "allocation period" commenced at the end of the first allocation period. To the extent that the amount of cash distributed in the allocation periods is insufficient to permit the Limited Partners to receive a 15% cumulative (but not compounded) twelve-month return on their capital contributions, up to one-half of the managing partners' share of distributable cash after each such allocation period, and a corresponding amount of their allocable share of income and costs, shall thereafter be allocated to permit the Limited Partners to receive, to the extent available, the aggregate amount of such deficiency. After the allocation periods, the managing partner may recoup amounts previously allocated to the Limited Partners pursuant to this subordination provision to the extent income is otherwise sufficient to permit Limited Partners to receive at least a 15% cumulative (but not compounded) twelve-month return since the commencement of the allocation periods.

      The I-D Partnership achieved payout in late 1991 and the I-E and I-F Partnerships achieved payout during the second quarter of 1995. After payout, operations were allocated using the after payout percentages set forth in the table above.


      Basis of Presentation

      These  financial   statements   reflect  the  combined  accounts  of  each
Partnership after the elimination of all inter-partnership transactions and balances.

      Cash and Cash Equivalents

      The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.


      Credit Risk

      Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers.


      Oil and Gas Properties

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner. Leasehold impairment of unproved properties is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1999, 1998, and 1997 were as follows:

           Partnership     1999      1998       1997
           -----------    ------    ------     ------

               I-D        $1.41     $1.12      $1.09
               I-E         2.07      1.89       1.68
               I-F         2.43      2.15       1.93


      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1999, 1998, and 1997, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):


          Partnership      1999          1998         1997
          -----------    ---------      -------     ---------

             I-D          $   -         $   -       $12,290
             I-E              -          547,048     59,728
             I-F              -          382,925     20,908

The risk that the Partnerships will be required to record similar impairment provisions in the future increases as oil and gas prices decrease.

      In addition, during 1997 the General Partner determined that the Partnerships' unproved properties would be uneconomic to develop and, therefore, of little or no value. This determination was based on an evaluation by the General Partner that it was unlikely that these unproved properties would be developed due to low oil and gas prices and provisions in the Partnership
Agreements which limit the level of permissible drilling activity. As a result of this determination, the Partnerships recorded the following non-cash charges against earnings at March 31, 1997 in order to reflect the writing-off of the Partnerships' unproved properties:

                Partnership                Amount
                -----------               --------

                   I-D                    $ 49,500
                   I-E                     231,962
                   I-F                      93,723

      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999 and 1998, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                            1999                   1998
                     -------------------    -------------------
      Partnership       Mcf       Amount       Mcf       Amount
      -----------    ---------   --------   ---------   --------

          I-D          233,407   $ 85,847     244,675   $ 66,062
          I-E        1,067,927    622,281   1,162,007    570,545
          I-F          396,006    375,691     433,055    346,704


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999 and 1998, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                            1999                  1998
                     -------------------    -----------------
      Partnership      Mcf        Amount      Mcf      Amount
      -----------    -------     --------   -------   --------

          I-D         71,772     $ 26,398    53,542   $ 14,456
          I-E        326,006      189,964   308,534    151,490
          I-F        128,688      122,086   136,339    109,153


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves.

During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 1999 and 1998 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                           1999                   1998
                     -----------------      -----------------
      Partnership      Mcf      Amount        Mcf      Amount
      -----------    -------   -------      -------  --------

          I-D         24,395   $ 36,593     29,014   $ 43,521
          I-E        116,426    174,639     77,205    115,808
          I-F         45,934     68,901     25,825     38,738

These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.


      General and Administrative Overhead

      The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note
4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.

      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1999, 1998, and 1997:

           Partnership      1999       1998       1997
           -----------    --------   --------   --------

               I-D        $ 79,944   $ 79,944   $ 79,944
               I-E         464,880    464,880    464,880
               I-F         159,120    159,120    159,120


      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 1999, 1998, and 1997:

Partnership           Purchaser                 Percentage
-----------     ---------------------     -----------------------
                                          1999     1998     1997
                                          -----    -----    -----

      I-D       El Paso Energy Marketing
                  Company ("El Paso")     48.4%    41.5%    35.5%
                Conoco, Inc.              18.8%      -      19.6%
                Hallwood Petroleum        11.7%    20.0%    24.9%

      I-E       El Paso                   54.6%    55.5%    51.3%

      I-F       El Paso                   30.7%    35.6%    33.9%
                Amoco Production Co.      11.7%      -        -
                Conoco, Inc.              10.8%      -        -


      In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open-access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.


4.    SUPPLEMENTAL OIL AND GAS INFORMATION

      The  following   supplemental   information  regarding  the  oil  and  gas
activities  of  the  Partnerships  is  presented   pursuant  to  the  disclosure
requirements promulgated by the SEC.


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:

                           I-D Partnership
                           ---------------

                                        1999            1998
                                    ------------    ------------

           Proved properties         $4,607,189      $4,604,726

           Less accumulated
             depreciation,
             depletion, amorti-
             zation, and valua-
             tion allowance         ( 4,084,889)    ( 3,998,933)
                                      ---------       ---------

           Net oil and gas
             properties              $  522,300      $  605,793
                                      =========       =========


                           I-E Partnership
                           ---------------

                                        1999            1998
                                    ------------    ------------

           Proved properties         $26,692,096     $26,655,665

           Less accumulated
             depreciation,
             depletion, amorti-
             zation, and valua-
             tion allowance         ( 23,118,865)   ( 22,464,002)
                                      ----------      ----------

           Net oil and gas
             properties              $ 3,573,231     $ 4,191,663
                                      ==========      ==========

                           I-F Partnership
                           ---------------

                                       1999            1998
                                    ------------    -----------

           Proved properties         $8,044,032      $8,022,333

           Less accumulated
             depreciation,
             depletion, amorti-
             zation, and valua-
             tion allowance         ( 6,933,507)    ( 6,710,965)
                                      ---------       ---------

           Net oil and gas
             properties              $1,110,525      $1,311,368
                                      =========       =========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 1999, 1998, and 1997. Costs incurred by the Partnerships in connection with oil and gas property development activities during 1999, 1998, and 1997 were as follows:



        Partnership     1999        1998       1997
        -----------   --------    --------    -------
            I-D       $ 2,037     $  1,811   $ 34,805
            I-E        35,443      762,520    279,631
            I-F        23,334      548,339    104,709


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1999, 1998, and 1997 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                           I-D Partnership
                           ---------------

                                        Crude          Natural
                                         Oil             Gas
                                      (Barrels)         (Mcf)
                                      ---------      -----------

Proved reserves, Dec. 31, 1996          55,577        2,297,923
   Production                         ( 18,760)      (  510,113)
   Sales of minerals in place         (    168)      (    5,510)
   Revisions of previous
      estimates                          4,349          156,947
                                       -------        ---------

Proved reserves, Dec. 31, 1997          40,998        1,939,247
   Production                         ( 11,249)      (  456,195)
   Sales of minerals in place         (  1,568)      (  134,605)
   Extensions and discoveries            7,889           76,181
   Revisions of previous
      estimates                          1,706          210,269
                                       -------        ---------

Proved reserves, Dec. 31, 1998          37,776        1,634,897
   Production                         (  8,482)      (  314,010)
   Revisions of previous
      estimates                         80,895          272,928
                                       -------        ---------
Proved reserves, Dec. 31, 1999         110,189        1,593,815
                                       =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1997                    40,875        1,925,548
                                       =======        =========
   December 31, 1998                    37,776        1,634,897
                                       =======        =========
   December 31, 1999                   110,166        1,593,084
                                       =======        =========

                           I-E Partnership
                           ---------------

                                        Crude           Natural
                                         Oil              Gas
                                      (Barrels)          (Mcf)
                                      ---------      ------------

Proved reserves, Dec. 31, 1996         520,835        11,752,987
   Production                         ( 77,648)      ( 2,139,704)
   Sales of minerals in place         ( 14,619)      (    66,444)
   Extensions and discoveries           29,604            18,612
   Revisions of previous
      estimates                       ( 58,499)          985,558
                                       -------        ----------

Proved reserves, Dec. 31, 1997         399,673        10,551,009
   Production                         ( 64,346)      ( 2,016,034)
   Sales of minerals in place         (  6,928)      (   687,223)
   Extensions and discoveries           35,494           491,481
   Revisions of previous
      estimates                       ( 45,323)        1,040,638
                                       -------        ----------

Proved reserves, Dec. 31, 1998         318,570         9,379,871
   Production                         ( 58,465)      ( 1,540,061)
   Extensions and discoveries               67            16,189
   Revisions of previous
      estimates                        467,644           435,563
                                       -------        ----------

Proved reserves, Dec. 31, 1999         727,816         8,291,562
                                       =======        ==========

PROVED DEVELOPED RESERVES:

   December 31, 1997                   399,277        10,506,977
                                       =======        ==========
   December 31, 1998                   318,570         9,379,871
                                       =======        ==========
   December 31, 1999                   727,565         8,283,990
                                       =======        ==========

                           I-F Partnership
                           ---------------

                                        Crude          Natural
                                         Oil             Gas
                                      (Barrels)         (Mcf)
                                      ---------      -----------

Proved reserves, Dec. 31, 1996         269,162        3,556,285
   Production                         ( 38,725)      (  571,101)
   Sales of minerals in place         (  8,673)      (   38,629)
   Extensions and discoveries           10,361            6,514
   Revisions of previous
      estimates                       ( 34,694)         377,552
                                       -------        ---------

Proved reserves, Dec. 31, 1997         197,431        3,330,621
   Production                         ( 30,203)      (  530,040)
   Sales of minerals in place         (  2,473)      (  248,611)
   Extensions and discoveries           16,858          262,256
   Revisions of previous
      estimates                       ( 32,096)         220,951
                                       -------        ---------

Proved reserves, Dec. 31,1998          149,517        3,035,177
   Production                         ( 27,794)      (  381,318)
   Extensions and discoveries               46           11,332
   Revisions of previous
      estimates                        229,882          105,148
                                       -------        ---------

Proved reserves, Dec. 31,1999          351,651        2,770,339
                                       =======        =========

PROVED DEVELOPED RESERVES:

   December 31, 1997                   197,297        3,315,478
                                       =======        =========
   December 31, 1998                   149,517        3,035,177
                                       =======        =========
   December 31, 1999                   351,522        2,766,466
                                       =======        =========



      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1999 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:

                                        Partnership
                               ------------------------------
                                    I-D               I-E
                               ------------      -------------

Future cash inflows             $6,049,512        $34,501,519
Future production and
   development costs           ( 1,601,710)      ( 10,869,334)
                                 ---------         ----------

      Future net cash
        flows                   $4,447,802        $23,632,185

10% discount to
   reflect timing of
   cash flows                  ( 2,099,151)      ( 10,665,090)
                                 ---------         ----------

Standardized measure
   of discounted
   future net cash
   flows                        $2,348,651        $12,967,095
                                 =========         ==========


                                    I-F Partnership
                                    ---------------

Future cash inflows                  $14,269,566
Future production and
   development costs                (  4,996,858)
                                       ---------

      Future net cash
        flows                        $ 9,272,708

10% discount to
   reflect timing of
   cash flows                        ( 4,677,400)
                                       ---------

Standardized measure
   of discounted
   future net cash
   flow                              $ 4,595,308
                                       =========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1999 using oil and gas prices of approximately $22.75 per barrel and $2.24 per Mcf, respectively.

                          INDEX TO EXHIBITS
                          -----------------

Number     Description
------     -----------
*4.1       Amended  and  Restated   Agreement   and   Certificate   of  Limited
           Partnership dated March 4, 1986 for Geodyne Energy Income Limited Partnership I-D.

*4.2       Amended  and  Restated   Agreement   and   Certificate   of  Limited
           Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E.

*4.3       Amended  and  Restated   Agreement   and   Certificate   of  Limited
           Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F.

*4.4 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-D.

*4.5 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E.

*4.6 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F.

*4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-D.

*4.8 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E.

*4.9 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F.

*4.10 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-D.

*4.11 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E.

*4.12 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F.

*4.13 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-D.

*4.14 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E.

*4.15 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F.

*10.1 Amended and Restated Agreement of Partnership dated March 4, 1986 for Geodyne Energy Income Production Partnership I-D.

*10.2 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E.

*10.3 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F.

*10.4      First  Amendment  to Amended and Restated  Agreement  of  Partnership
           dated  February  26,  1993  for  Geodyne  Energy  Income   Production
           Partnership I-D.

*10.5      First  Amendment  to Amended and Restated  Agreement  of  Partnership
           dated  February  26,  1993  for  Geodyne  Energy  Income   Production
           Partnership I-E.

*10.6      First  Amendment  to Amended and Restated  Agreement  of  Partnership
           dated  February  26,  1993  for  Geodyne  Energy  Income   Production
           Partnership I-F.

*10.7 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-D.

*10.8 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E.

*10.9 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F.

*10.10 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-D.

*10.11 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E.

*10.12 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F.

*23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership I-D.

*23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership I-E.

*23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership I-F.

*27.1 Financial Data Schedule containing summary financial information extracted from Geodyne Energy Income Limited Partnership I-D's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.2 Financial Data Schedule containing summary financial information extracted from Geodyne Energy Income Limited Partnership I-E's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

*27.3 Financial Data Schedule containing summary financial information extracted from Geodyne Energy Income Limited Partnership I-F's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

      All other Exhibits are omitted as inapplicable.

      ----------

      * Filed herewith.