Form 10-Q
period 2000-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2000-05-11
CIK 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000


Commission File Number:

      I-D: 0-15831        I-E: 0-15832         I-F: 0-15833


                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           --------------------------------------------------------
      (Exact name of Registrant as specified in its Articles)


                                          I-D 73-1265223
                                          I-E 73-1270110
         Oklahoma                         I-F 73-1292669
----------------------------     -------------------------------
(State or other jurisdiction     (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:(918) 583-1791



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X             No
                         ------                ------

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         March 31,    December 31,
                                           2000           1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents              $149,146       $183,942
   Accounts receivable:
     Oil and gas sales                     133,434        130,579
                                          --------       --------
       Total current assets               $282,580       $314,521

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method           507,217        522,300

DEFERRED CHARGE                             85,847         85,847
                                          --------       --------
                                          $875,644       $922,668
                                          ========       ========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                       $ 48,747       $ 16,194
   Gas imbalance payable                    36,593         36,593
                                          --------       --------
       Total current liabilities          $ 85,340       $ 52,787

ACCRUED LIABILITY                         $ 26,398       $ 26,398

PARTNERS' CAPITAL (DEFICIT):
   General Partner                       ($ 35,758)     ($ 31,152)
   Limited Partners, issued and
     outstanding, 7,195 units              799,664        874,635
                                          --------       --------
       Total Partners' capital            $763,906       $843,483
                                          --------       --------
                                          $875,644       $922,668
                                          ========       ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000          1999
                                        ---------      ---------

REVENUES:
   Oil and gas sales                     $218,773       $132,226
   Interest income                          1,690          1,406
                                         --------       --------
                                         $220,463       $133,632

COSTS AND EXPENSES:
   Lease operating                       $ 68,992       $ 43,811
   Production tax                          15,144          9,673
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            16,447         17,312
   General and administrative
     (Note 2)                              26,847         26,518
                                         --------       --------
                                         $127,430       $ 97,314
                                         --------       --------

NET INCOME                               $ 93,033       $ 36,318
                                         ========       ========
GENERAL PARTNER - NET INCOME             $ 16,004       $  7,660
                                         ========       ========
LIMITED PARTNERS - NET INCOME            $ 77,029       $ 28,658
                                         ========       ========
NET INCOME per unit                      $  10.71       $   3.98
                                         ========       ========
UNITS OUTSTANDING                           7,195          7,195
                                         ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                            2000          1999
                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $ 93,033       $ 36,318
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           16,447         17,312
     (Increase) decrease in accounts
       receivable - oil and gas sales    (   2,855)        36,118
     Increase in accounts payable           32,553          3,574
                                          --------       --------
Net cash provided by operating
   activities                             $139,178       $ 93,322
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  1,364)     ($     42)
   Proceeds from sale of oil and
     gas properties                              -            237
                                          --------       --------
Net cash provided (used) by
   investing activities                  ($  1,364)      $    195
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($172,610)     ($143,789)
                                          --------       --------
Net cash used by financing activities    ($172,610)     ($143,789)
                                          --------       --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                           ($ 34,796)     ($ 50,272)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     183,942        167,361
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $149,146       $117,089
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         March 31,    December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  784,738     $  891,310
   Accounts receivable:
     Oil and gas sales                     813,214        772,416
                                        ----------     ----------
       Total current assets             $1,597,952     $1,663,726

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         3,435,707      3,573,231

DEFERRED CHARGE                            622,281        622,281
                                        ----------     ----------
                                        $5,655,940     $5,859,238
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   68,644     $  104,132
   Gas imbalance payable                   174,639        174,639
                                        ----------     ----------
       Total current liabilities        $  243,283     $  278,771

ACCRUED LIABILITY                       $  189,964     $  189,964

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   96,714)   ($  106,782)
   Limited Partners, issued and
     outstanding, 41,839 units           5,319,407      5,497,285
                                        ----------     ----------
       Total Partners' capital          $5,222,693     $5,390,503
                                        ----------     ----------
                                        $5,655,940     $5,859,238
                                        ==========     ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                            2000          1999
                                         ----------    ----------

REVENUES:
   Oil and gas sales                     $1,322,408     $704,902
   Interest income                            9,722          337
                                         ----------     --------
                                         $1,332,130     $705,239

COSTS AND EXPENSES:
   Lease operating                       $  261,538     $248,370
   Production tax                            80,189       50,081
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             148,310      137,543
   General and administrative
     (Note 2)                               155,708      154,552
                                         ----------     --------
                                         $  645,745     $590,546
                                         ----------     --------

NET INCOME                               $  686,385     $114,693
                                         ==========     ========
GENERAL PARTNER - NET INCOME             $  122,263     $ 36,409
                                         ==========     ========
LIMITED PARTNERS - NET INCOME            $  564,122     $ 78,284
                                         ==========     ========
NET INCOME per unit                      $    13.48     $   1.87
                                         ==========     ========
UNITS OUTSTANDING                            41,839       41,839
                                         ==========     ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000            1999
                                         ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $686,385       $114,693
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                          148,310        137,543
     (Increase) decrease in accounts
       receivable - oil and gas sales    (  40,798)       155,639
     Decrease in accounts payable        (  35,488)     ( 134,157)
                                          --------       --------
Net cash provided by operating
   activities                             $758,409       $273,718
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($ 10,786)     ($101,190)
   Proceeds from sale of oil and
     gas properties                              -          2,588
                                          --------       --------
Net cash used by investing activities    ($ 10,786)     ($ 98,602)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($854,195)     ($ 24,742)
                                          --------       --------
Net cash used by financing activities    ($854,195)     ($ 24,742)
                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                      ($106,572)      $150,374

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     891,310         12,003
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $784,738       $162,377
                                          ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         March 31,    December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  245,742     $  254,500
   Accounts receivable:
     Oil and gas sales                     269,166        250,188
                                        ----------     ----------
       Total current assets             $  514,908     $  504,688

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         1,076,341      1,110,525

DEFERRED CHARGE                            375,691        375,691
                                        ----------     ----------
                                        $1,966,940     $1,990,904
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   30,864     $   33,956
   Gas imbalance payable                    68,901         68,901
                                        ----------     ----------
       Total current liabilities        $   99,765     $  102,857

ACCRUED LIABILITY                       $  122,086     $  122,086

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($    6,264)   ($    9,232)
   Limited Partners, issued and
     outstanding, 14,321 units           1,751,353      1,775,193
                                        ----------     ----------
       Total Partners' capital          $1,745,089     $1,765,961
                                        ----------     ----------
                                        $1,966,940     $1,990,904
                                        ==========     ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                     $439,003       $214,456
   Interest income                          2,898             10
                                         --------       --------
                                         $441,901       $214,466

COSTS AND EXPENSES:
   Lease operating                       $116,902       $ 93,199
   Production tax                          25,856         14,010
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            38,584         39,653
   General and administrative
     (Note 2)                              53,351         52,948
                                         --------       --------
                                         $234,693       $199,810
                                         --------       --------

NET INCOME                               $207,208       $ 14,656
                                         ========       ========
GENERAL PARTNER - NET INCOME             $ 36,048       $  7,748
                                         ========       ========
LIMITED PARTNERS - NET INCOME            $171,160       $  6,908
                                         ========       ========
NET INCOME per unit                      $  11.95       $    .48
                                         ========       ========
UNITS OUTSTANDING                          14,321         14,321
                                         ========       ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                          2000             1999
                                        --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $207,208          $14,656
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                         38,584           39,653
     (Increase) decrease in accounts
       receivable - oil and gas sales  (  18,978)          40,999
     Increase (decrease) in accounts
       payable                         (   3,092)           4,489
                                        --------          -------
Net cash provided by operating
   activities                           $223,722          $99,797
                                        --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                ($  4,400)        ($70,790)
   Proceeds from sale of oil and
     gas properties                            -            1,499
                                        --------          -------
Net cash used by investing
   activities                          ($  4,400)        ($69,291)
                                        --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                  ($228,080)         $     -
                                        --------          -------
Net cash used by financing activities  ($228,080)         $     -
                                        --------          -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                    ($  8,758)         $30,506

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                   254,500            5,457
                                        --------          -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $245,742          $35,963
                                        ========          =======


         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2000, combined statements of operations for the three months ended March 31, 2000 and 1999, and combined statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2000, the combined results of operations for the three months ended March 31, 2000 and 1999, and the combined cash flows for the three months ended March 31, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              I-D              $ 6,861               $ 19,986
              I-E               39,488                116,220
              I-F               13,571                 39,780

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                    Limited
                               Date of          Partner Capital
            Partnership      Activation          Contributions
            -----------   ------------------    ---------------

               I-D        March 4, 1986           $ 7,194,700
               I-E        September 10, 1986       41,839,400
               I-F        December 16, 1986        14,320,900

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Partnerships' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Partnerships' production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to low prices in 1998.

      I-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $218,773       $132,226
      Oil and gas production expenses      $ 84,136       $ 53,484
      Barrels produced                        1,669          2,338
      Mcf produced                           72,913         79,547
      Average price/Bbl                    $  27.03       $  10.87
      Average price/Mcf                    $   2.38       $   1.34

      As shown in the table above, total oil and gas sales increased $86,547 (65.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $27,000 and $76,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $9,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 669 barrels and 6,634 Mcf, respectively, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices increased to $27.03 per barrel and $2.38 per Mcf, respectively, for the three months ended March 31, 2000 from $10.87 per barrel and $1.34 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $30,652 (57.3%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to workover expenses incurred on one significant well during the three months ended March 31, 2000 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 38.5% for the three months ended March 31, 2000 from 40.4% for the three months ended March 31, 1999.

      Depreciation, depletion, and amortization of oil and gas properties decreased $865 (5.0%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 7.5% for the three months ended March 31, 2000 from 13.1% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $329 (1.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 12.3% for the three months ended March 31, 2000 from 20.1% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2000  totaling   $14,610,175  or  203.07%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                            2000            1999
                                         ----------       --------
      Oil and gas sales                  $1,322,408       $704,902
      Oil and gas production expenses    $  341,727       $298,451
      Barrels produced                       14,474         16,232
      Mcf produced                          402,090        368,855
      Average price/Bbl                  $    26.70       $  10.50
      Average price/Mcf                  $     2.33       $   1.45

      As shown in the table above, total oil and gas sales increased $617,506 (87.6%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Of this increase, approximately $234,000 and $353,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,758 barrels, while volumes of gas sold increased 33,235 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1999. Average oil and gas prices increased to $26.70 per barrel and $2.33 per Mcf, respectively, for the three months ended March 31, 2000 from $10.50 per barrel and $1.45 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $43,276 (14.5%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 25.8% for the three months ended March 31, 2000 from 42.3% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $10,767 (7.8%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, this expense decreased to 11.2% for the three months ended March 31, 2000 from 19.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 11.8% for the three months ended March 31, 2000 from 21.9% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2000  totaling   $56,155,552  or  134.22%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

                                      Three Months Ended March 31,
                                      ----------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $439,003       $214,456
      Oil and gas production expenses      $142,758       $107,209
      Barrels produced                        7,126          7,780
      Mcf produced                           95,870         81,922
      Average price/Bbl                    $  26.81       $  10.57
      Average price/Mcf                    $   2.59       $   1.61

      As shown in the table above, total oil and gas sales increased $224,547 (104.7%) for the three months ended March 31, 2000 as compared to the three months ended March 31,

      1999. Of this increase, approximately $116,000 and $93,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $23,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 654 barrels, while volumes of gas sold increased 13,948 Mcf for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in volumes of gas sold was primarily due to (i) the I-F Partnership receiving a reduced percentage of sales on two significant wells during the three months ended March 31, 1999 due to its overproduced gas balancing positions in those wells and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1999. Average oil and gas prices increased to $26.81 per barrel and $2.59 per Mcf, respectively, for the three months ended March 31, 2000 from $10.57 per barrel and $1.61 per Mcf, respectively, for the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $35,549 (33.2%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase was primarily due to (i) increases in production taxes associated with the increase in oil and gas sales and (ii) positive prior period adjustments of lease operating expenses made by the operator on several wells during the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 32.5% for the three months ended March 31, 2000 from 50.0% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,069 (2.7%) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. This decrease was partially offset by an increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 8.8% for the three months ended March 31, 2000 from 18.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 12.2% for the three months ended March 31, 2000 from 24.7% for the three months ended March 31, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2000  totaling   $18,576,664  or  129.72%  of  Limited  Partners'  capital
      contributions.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

                     All other exhibits are omitted as inapplicable.

      (b)  Reports on From 8-K.

           Current Report on Form 8-K filed during the first quarter of 2000:

           Date of Event:                 January 28, 2000
           Date filed with the SEC:       January 28, 2000
           Items Included:                Item 5 - Other Events
                                          Item 7 - Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                  (Registrant)

                               BY:  GEODYNE RESOURCES, INC.

                                    General Partner


Date:  May 11, 2000            By:      /s/Dennis R. Neill
                                  --------------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       President


Date:  May 11, 2000            By:     /s/Patrick M. Hall
                                  --------------------------------
                                      (Signature)
                                      Patrick M. Hall
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of March 31, 2000 and for the three months ended March 31, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.