Form 10-Q
period 2000-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2000-08-10
CIK 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000


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
                                   (Unaudited)

                                     ASSETS

                                         June 30,     December 31,
                                           2000           1999
                                        -----------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  231,645       $183,942
   Accounts receivable:
     Oil and gas sales                     210,472        130,579
                                        ----------       --------
       Total current assets             $  442,117       $314,521

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method           486,623        522,300

DEFERRED CHARGE                             85,847         85,847
                                        ----------       --------
                                        $1,014,587       $922,668
                                        ==========       ========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $    8,772       $ 16,194
   Gas imbalance payable                    36,593         36,593
                                        ----------       --------
       Total current liabilities        $   45,365       $ 52,787

ACCRUED LIABILITY                       $   26,398       $ 26,398

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   18,413)     ($ 31,152)
   Limited Partners, issued and
     outstanding, 7,195 units              961,237        874,635
                                        ----------       --------
       Total Partners' capital          $  942,824       $843,483
                                        ----------       --------
                                        $1,014,587       $922,668
                                        ==========       ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                          2000           1999
                                        ---------      ---------

REVENUES:
   Oil and gas sales                     $369,857       $190,167
   Interest income                          2,232          1,174
                                         --------       --------
                                         $372,089       $191,341

COSTS AND EXPENSES:
   Lease operating                       $ 22,161       $ 10,021
   Production tax                          22,838         12,849
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            20,241         12,744
   General and administrative
     (Note 2)                              22,059         22,038
                                         --------       --------
                                         $ 87,299       $ 57,652
                                         --------       --------

NET INCOME                               $284,790       $133,689
                                         ========       ========
GENERAL PARTNER - NET INCOME             $ 45,217       $ 21,662
                                         ========       ========
LIMITED PARTNERS - NET INCOME            $239,573       $112,027
                                         ========       ========
NET INCOME per unit                      $  33.29       $  15.57
                                         ========       ========
UNITS OUTSTANDING                           7,195          7,195
                                         ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                          2000           1999
                                        ---------      ---------

REVENUES:
   Oil and gas sales                     $588,630       $322,393
   Interest income                          3,922          2,580
                                         --------       --------
                                         $592,552       $324,973

COSTS AND EXPENSES:
   Lease operating                       $ 91,153       $ 53,832
   Production tax                          37,982         22,522
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            36,688         30,056
   General and administrative
     (Note 2)                              48,906         48,556
                                         --------       --------
                                         $214,729       $154,966
                                         --------       --------

NET INCOME                               $377,823       $170,007
                                         ========       ========
GENERAL PARTNER - NET INCOME             $ 61,221       $ 29,322
                                         ========       ========
LIMITED PARTNERS - NET INCOME            $316,602       $140,685
                                         ========       ========
NET INCOME per unit                      $  44.00       $  19.55
                                         ========       ========
UNITS OUTSTANDING                           7,195          7,195
                                         ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                           2000           1999
                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $377,823       $170,007
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                           36,688         30,056
     (Increase) decrease in accounts
       receivable - oil and gas sales    (  79,893)         6,571
     Increase (decrease) in accounts
       payable                           (   7,422)         1,496
                                          --------       --------
Net cash provided by operating
   activities                             $327,196       $208,130
                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($  1,455)     ($    712)
   Proceeds from sale of oil and
     gas properties                            444              -
                                          --------       --------
Net cash used by investing activities    ($  1,011)     ($    712)
                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($278,482)     ($240,825)
                                          --------       --------
Net cash used by financing activities    ($278,482)     ($240,825)
                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                       $ 47,703      ($ 33,407)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     183,942        167,361
                                          --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $231,645       $133,954
                                          ========       ========






         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         June 30,     December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  924,551     $  891,310
   Accounts receivable:
     Oil and gas sales                   1,095,335        772,416
                                        ----------     ----------
       Total current assets             $2,019,886     $1,663,726

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         3,333,785      3,573,231

DEFERRED CHARGE                            622,281        622,281
                                        ----------     ----------
                                        $5,975,952     $5,859,238
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   72,883     $  104,132
   Gas imbalance payable                   174,639        174,639
                                        ----------     ----------
       Total current liabilities        $  247,522     $  278,771

ACCRUED LIABILITY                       $  189,964     $  189,964

PARTNERS' CAPITAL (DEFICIT):
   General Partner                     ($   56,052)   ($  106,782)
   Limited Partners, issued and
     outstanding, 41,839 units           5,594,518      5,497,285
                                        ----------     ----------
       Total Partners' capital          $5,538,466     $5,390,503
                                        ----------     ----------
                                        $5,975,952     $5,859,238
                                        ==========     ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000          1999
                                        ----------    ----------

REVENUES:
   Oil and gas sales                    $1,659,215    $  949,135
   Interest income                          10,421         2,832
   Insurance settlement                          -       675,000
                                        ----------    ----------
                                        $1,669,636    $1,626,967

COSTS AND EXPENSES:
   Lease operating                      $  201,688    $  199,360
   Production tax                          110,547        59,534
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            143,250       139,099
   General and administrative
     (Note 2)                              120,501       124,059
                                        ----------    ----------
                                        $  575,986    $  522,052
                                        ----------    ----------

NET INCOME                              $1,093,650    $1,104,915
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  182,539    $  184,787
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  911,111    $  920,128
                                        ==========    ==========
NET INCOME per unit                     $    21.78    $    21.99
                                        ==========    ==========
UNITS OUTSTANDING                           41,839        41,839
                                        ==========    ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000         1999
                                         ----------   ----------

REVENUES:
   Oil and gas sales                     $2,981,623   $1,654,037
   Interest income                           20,143        3,169
   Insurance settlement                           -      675,000
                                         ----------   ----------
                                         $3,001,766   $2,332,206

COSTS AND EXPENSES:
   Lease operating                       $  463,226   $  447,730
   Production tax                           190,736      109,615
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             291,560      276,642
   General and administrative
     (Note 2)                               276,209      278,611
                                         ----------   ----------
                                         $1,221,731   $1,112,598
                                         ----------   ----------

NET INCOME                               $1,780,035   $1,219,608
                                         ==========   ==========
GENERAL PARTNER - NET INCOME             $  304,802   $  221,196
                                         ==========   ==========
LIMITED PARTNERS - NET INCOME            $1,475,233   $  998,412
                                         ==========   ==========
NET INCOME per unit                      $    35.26   $    23.86
                                         ==========   ==========
UNITS OUTSTANDING                            41,839       41,839
                                         ==========   ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                         -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $1,780,035    $1,219,608
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            291,560       276,642
     (Increase) decrease in accounts
       receivable - oil and gas sales    (   322,919)       13,907
     Increase in accounts receivable -
       General Partner                             -   (   675,000)
     Decrease in accounts payable        (    31,249)  (   138,071)
                                          ----------    ----------
Net cash provided by operating
   activities                             $1,717,427    $  697,086
                                          ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                  ($   52,114)  ($   10,537)
   Proceeds from sale of oil and
     gas properties                                -           563
                                          ----------    ----------
Net cash used by investing activities    ($   52,114)  ($    9,974)
                                          ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    ($1,632,072)  ($  164,401)
                                          ----------    ----------
Net cash used by financing activities    ($1,632,072)  ($  164,401)
                                          ----------    ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                            $   33,241    $  522,711

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                       891,310        12,003
                                          ----------    ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $  924,551    $  534,714
                                          ==========    ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                         June 30,     December 31,
                                           2000           1999
                                       ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents            $  252,488     $  254,500
   Accounts receivable:
     Oil and gas sales                     342,912        250,188
                                        ----------     ----------
       Total current assets             $  595,400     $  504,688

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method         1,070,641      1,110,525

DEFERRED CHARGE                            375,691        375,691
                                        ----------     ----------
                                        $2,041,732     $1,990,904
                                        ==========     ==========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                     $   33,287     $   33,956
   Gas imbalance payable                    68,901         68,901
                                        ----------     ----------
       Total current liabilities        $  102,188     $  102,857

ACCRUED LIABILITY                       $  122,086     $  122,086

PARTNERS' CAPITAL (DEFICIT):
   General Partner                      $    4,380    ($    9,232)
   Limited Partners, issued and
     outstanding, 14,321 units           1,813,078      1,775,193
                                        ----------     ----------
       Total Partners' capital          $1,817,458     $1,765,961
                                        ----------     ----------
                                        $2,041,732     $1,990,904
                                        ==========     ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                     $503,250       $296,738
   Interest income                          3,099            751
   Insurance settlement                         -        472,500
                                         --------       --------
                                         $506,349       $769,989

COSTS AND EXPENSES:
   Lease operating                       $ 99,593       $ 84,253
   Production tax                          31,095         17,161
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            35,417         44,513
   General and administrative
     (Note 2)                              42,340         42,987
                                         --------       --------
                                         $208,445       $188,914
                                         --------       --------

NET INCOME                               $297,904       $581,075
                                         ========       ========
GENERAL PARTNER - NET INCOME             $ 49,179       $ 93,281
                                         ========       ========
LIMITED PARTNERS - NET INCOME            $248,725       $487,794
                                         ========       ========
NET INCOME per unit                      $  17.37       $  34.06
                                         ========       ========
UNITS OUTSTANDING                          14,321         14,321
                                         ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       COMBINED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000           1999
                                        ----------     ----------

REVENUES:
   Oil and gas sales                     $942,253       $511,194
   Interest income                          5,997            761
   Insurance settlement                         -        472,500
                                         --------       --------
                                         $948,250       $984,455

COSTS AND EXPENSES:
   Lease operating                       $216,495       $177,452
   Production tax                          56,951         31,171
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            74,001         84,166
   General and administrative
     (Note 2)                              95,691         95,935
                                         --------       --------
                                         $443,138       $388,724
                                         --------       --------

NET INCOME                               $505,112       $595,731
                                         ========       ========
GENERAL PARTNER - NET INCOME             $ 85,227       $101,029
                                         ========       ========
LIMITED PARTNERS - NET INCOME            $419,885       $494,702
                                         ========       ========
NET INCOME per unit                      $  29.32       $  34.54
                                         ========       ========
UNITS OUTSTANDING                          14,321         14,321
                                         ========       ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       COMBINED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                             2000          1999
                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $505,112      $595,731
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                            74,001        84,166
     Increase in accounts receivable -
       oil and gas sales                  (  92,724)    (     674)
     Increase in accounts receivable -
       General Partner                            -     ( 472,500)
     Decrease in accounts payable         (     669)    ( 204,879)
                                           --------      --------
Net cash provided by operating
   activities                              $485,720      $  1,844
                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                   ($ 34,117)    ($  7,333)
   Proceeds from sale of oil and
     gas properties                               -         1,681
                                           --------      --------
Net cash used by investing
   activities                             ($ 34,117)    ($  5,652)
                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                     ($453,615)     $      -
                                           --------      --------
Net cash used by financing activities     ($453,615)     $      -
                                           --------      --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                            ($  2,012)    ($  3,808)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      254,500         5,457
                                           --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $252,488      $  1,649
                                           ========      ========


         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2000, combined statements of operations for the three and six months ended June 30, 2000 and 1999, and combined statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2000, the combined results of operations for the three and six months ended June 30, 2000 and 1999, and the combined cash flows for the six months ended June 30, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              I-D               $2,073               $ 19,986
              I-E                4,281                116,220
              I-F                2,560                 39,780

      During the six months ended June 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                            Direct General       Administrative
           Partnership     and Administrative       Overhead
           -----------     -------------------   ---------------
              I-D              $ 8,934               $ 39,972
              I-E               43,769                232,440
              I-F               16,131                 79,560

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      I-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $369,857       $190,167
      Oil and gas production expenses      $ 44,999       $ 22,870
      Barrels produced                        1,889          2,471
      Mcf produced                           90,719         71,934
      Average price/Bbl                    $  33.02       $  13.51
      Average price/Mcf                    $   3.39       $   2.18

      As shown in the table above, total oil and gas sales increased $179,690 (94.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $37,000 and $110,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $41,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 582 barrels, while volumes of gas sold increased 18,785 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on several wells during the three months ended June 30, 2000. Average oil and gas prices increased to $33.02 per barrel and $3.39 per Mcf, respectively, for the three months ended June 30, 2000 from $13.51 per barrel and $2.18 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,129 (96.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) a negative prior period adjustment of lease operating expenses made by the operator on one significant well during the three months ended June 30, 1999 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.2% for the three months ended June 30, 2000 and 12.0% for the three months ended June 30, 1999.

      Depreciation, depletion, and amortization of oil and gas properties increased $7,497 (58.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) downward revisions in the estimates of remaining gas reserves on three significant wells at December 31, 1999 and (ii) the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.5% for the three months ended June 30, 2000 from 6.7% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 6.0% for the three months ended June 30, 2000 from 11.6% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $588,630       $322,393
      Oil and gas production expenses      $129,135       $ 76,354
      Barrels produced                        3,558          4,809
      Mcf produced                          163,632        151,481
      Average price/Bbl                    $  30.21       $  12.23
      Average price/Mcf                    $   2.94       $   1.74

      As shown in the table above, total oil and gas sales increased $266,237 (82.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $64,000 and $196,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,251 barrels, while volumes of gas sold increased 12,151 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices increased to $30.21 per barrel and $2.94 per Mcf, respectively, for the six months ended June 30, 2000 from $12.23 per barrel and $1.74 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $52,781 (69.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) workover expenses incurred on one significant well during the six months ended June 30, 2000 in order to improve the recovery of reserves, (ii) a negative prior period adjustment of lease operating expenses made by the operator on another significant well during the three months ended June 30, 1999, and (iii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.9% for the six months ended June 30, 2000 from 23.7% for the six months ended June 30, 1999.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,632 (22.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) downward revisions in the estimates of remaining gas reserves on three significant wells at December 31, 1999 and (ii) the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 6.2% for the six months ended June 30, 2000 from 9.3% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.3% for the six months ended June 30, 2000 from 15.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2000  totaling   $14,688,175  or  204.15%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                            2000            1999
                                         ----------       --------
      Oil and gas sales                  $1,659,215       $949,135
      Oil and gas production expenses    $  312,235       $258,894
      Barrels produced                       13,368         14,779
      Mcf produced                          392,046        382,850
      Average price/Bbl                  $    29.62       $  14.86
      Average price/Mcf                  $     3.22       $   1.91

      As shown in the table above, total oil and gas sales increased $710,080 (74.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $197,000 and $516,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,411 barrels, while volumes of gas sold increased 9,196 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2000. Average oil and gas prices increased to $29.62 per barrel and $3.22 per Mcf, respectively, for the three months ended June 30, 2000 from $14.86 per barrel and $1.91 per Mcf, respectively, for the three months ended June 30, 1999.

      The I-E Partnership recognized an insurance settlement in the amount of $675,000 during the three months ended June 30, 1999. No similar settlements occurred during the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $53,341 (20.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.8% for the three months ended June 30, 2000 from 27.3% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,151 (3.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 8.6% for the three months ended June 30, 2000 from 14.7% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,558 (2.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 7.3% for the three months ended June 30, 2000 from 13.1% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                            2000           1999
                                         ----------     ----------
      Oil and gas sales                  $2,981,623     $1,654,037
      Oil and gas production expenses    $  653,962     $  557,345
      Barrels produced                       27,842         31,011
      Mcf produced                          794,136        751,705
      Average price/Bbl                  $    28.10     $    12.58
      Average price/Mcf                  $     2.77     $     1.68

      As shown in the table above, total oil and gas sales increased $1,327,586 (80.3%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $432,000 and $864,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 3,169 barrels, while volumes of gas sold increased 42,431 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2000. Average oil and gas prices increased to $28.10 per barrel and $2.77 per Mcf, respectively, for the six months ended June 30, 2000 from $12.58 per barrel and $1.68 per Mcf, respectively, for the six months ended June 30, 1999.

      The I-E Partnership recognized an insurance settlement in the amount of $675,000 during the six months ended June 30, 1999. No similar settlements occurred during the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $96,617 (17.3%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.9% for the six months ended June 30, 2000 from 33.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $14,918 (5.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 9.8% for the six months ended June 30, 2000 from 16.7% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.3% for the six months ended June 30, 2000 from 16.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2000  totaling   $56,791,552  or  135.74%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $503,250       $296,738
      Oil and gas production expenses      $130,688       $101,414
      Barrels produced                        6,447          7,180
      Mcf produced                           88,566        101,289
      Average price/Bbl                    $  30.94       $  14.99
      Average price/Mcf                    $   3.43       $   1.87

      As shown in the table above, total oil and gas sales increased $206,512 (69.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $103,000 and

      $138,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $24,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 733 barrels and 12,723 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and
      (ii) positive prior period volume adjustments made by the purchaser on two wells during the three months ended June 30, 1999. Average oil and gas prices increased to $30.94 per barrel and $3.43 per Mcf, respectively, for the three months ended June 30, 2000 from $14.99 per barrel and $1.87 per Mcf, respectively, for the three months ended June 30, 1999.

      The I-F Partnership recognized an insurance settlement in the amount of $472,500 during the three months ended June 30, 1999. No similar settlements occurred during the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $29,274 (28.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) legal expenses incurred on one significant well during the three months ended June 30, 2000 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 26.0% for the three months ended June 30, 2000 from 34.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,096 (20.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 7.0% for the three months ended June 30, 2000 from 15.0% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $647 (1.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended June 30, 2000 from 14.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000           1999
                                           --------       --------
      Oil and gas sales                    $942,253       $511,194
      Oil and gas production expenses      $273,446       $208,623
      Barrels produced                       13,573         14,960
      Mcf produced                          184,436        183,211
      Average price/Bbl                    $  28.77       $  12.69
      Average price/Mcf                    $   2.99       $   1.75

      As shown in the table above, total oil and gas sales increased $431,059 (84.3%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $218,000 and $228,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,387 barrels, while volumes of gas sold increased 1,225 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Average oil and gas prices increased to $28.77 per barrel and $2.99 per Mcf, respectively, for the six months ended June 30, 2000 from $12.69 per barrel and $1.75 per Mcf, respectively, for the six months ended June 30, 1999.

      The I-F Partnership recognized an insurance settlement in the amount of $472,500 during the six months ended June 30, 1999. No similar settlements occurred during the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $64,823 (31.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) legal expenses incurred on one significant well during the six months ended June 30, 2000, and (iii) positive prior period adjustments of lease operating expenses made by the operator on several wells during the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 29.0% for the six months ended June 30, 2000 from 40.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,165 (12.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 7.9% for the six months ended June 30, 2000 from 16.5% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 10.2% for the six months ended June 30, 2000 from 18.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2000  totaling   $18,763,664  or  131.02%  of  Limited  Partners'  capital
      contributions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

                     All other exhibits are omitted as inapplicable.

      (b)  Reports on From 8-K.

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                  (Registrant)

                               BY:  GEODYNE RESOURCES, INC.

                                    General Partner


Date:  August 10, 2000         By:      /s/Dennis R. Neill
                                  --------------------------------
                                       (Signature)
                                       Dennis R. Neill
                                       President


Date:  August 10, 2000         By:     /s/Patrick M. Hall
                                  --------------------------------
                                      (Signature)
                                      Patrick M. Hall
                                      Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.