Form 10-Q
period 2000-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2000-11-13
CIK 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000


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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  258,252          $183,942
   Accounts receivable:
      Oil and gas sales                          240,681           130,579
                                              ----------          --------
        Total current assets                  $  498,933          $314,521

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 470,064           522,300

DEFERRED CHARGE                                   85,847            85,847
                                              ----------          --------
                                              $1,054,844          $922,668
                                              ==========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $    8,351          $ 16,194
   Gas imbalance payable                          36,593            36,593
                                              ----------          --------
        Total current liabilities             $   44,944          $ 52,787

ACCRUED LIABILITY                             $   26,398          $ 26,398

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   13,987)        ($ 31,152)
   Limited Partners, issued and
      outstanding, 7,195 units                   997,489           874,635
                                              ----------          --------
        Total Partners' capital               $  983,502          $843,483
                                              ----------          --------
                                              $1,054,844          $922,668
                                              ==========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                2000              1999
                                              ---------         ---------

REVENUES:
   Oil and gas sales                           $370,080          $250,390
   Interest income                                2,885             1,544
   Gain on sale of oil and gas
      properties                                      -               494
                                               --------          --------
                                               $372,965          $252,428

COSTS AND EXPENSES:
   Lease operating                             $ 27,725          $ 22,130
   Production tax                                25,077            17,028
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 17,576            15,407
   General and administrative
      (Note 2)                                   22,257            20,934
                                               --------          --------
                                               $ 92,635          $ 75,499
                                               --------          --------

NET INCOME                                     $280,330          $176,929
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 44,078          $ 28,465
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $236,252          $148,464
                                               ========          ========
NET INCOME per unit                            $  32.84          $  20.64
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                2000              1999
                                              ---------         ---------

REVENUES:
   Oil and gas sales                           $958,710          $572,783
   Interest income                                6,807             4,124
   Gain on sale of oil and gas
      properties                                      -               494
                                               --------          --------
                                               $965,517          $577,401

COSTS AND EXPENSES:
   Lease operating                             $118,878          $ 75,962
   Production tax                                63,059            39,550
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 54,264            45,463
   General and administrative
      (Note 2)                                   71,163            69,490
                                               --------          --------
                                               $307,364          $230,465
                                               --------          --------

NET INCOME                                     $658,153          $346,936
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $105,299          $ 57,787
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $552,854          $289,149
                                               ========          ========
NET INCOME per unit                            $  76.84          $  40.19
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                 2000              1999
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $658,153          $346,936
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                54,264            45,463
      Gain on sale of oil and gas
        properties                                     -         (     494)
      Increase in accounts receivable -
        oil and gas sales                      ( 110,102)        (  39,289)
      Decrease in accounts payable             (   7,843)        (   1,071)
                                                --------          --------
Net cash provided by operating
   activities                                   $594,472          $351,545
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,714)        ($    764)
   Proceeds from sale of oil and
      gas properties                                 686               494
                                                --------          --------
Net cash used by investing activities          ($  2,028)        ($    270)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($518,134)        ($336,825)
                                                --------          --------
Net cash used by financing activities          ($518,134)        ($336,825)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 74,310          $ 14,450

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           183,942           167,361
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $258,252          $181,811
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,256,529        $  891,310
   Accounts receivable:
      Oil and gas sales                        1,214,481           772,416
      Related party (Note 2)                     119,882                 -
                                              ----------        ----------
        Total current assets                  $2,590,892        $1,663,726

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,201,853         3,573,231

DEFERRED CHARGE                                  622,281           622,281
                                              ----------        ----------
                                              $6,415,026        $5,859,238
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   68,422        $  104,132
   Gas imbalance payable                         174,639           174,639
                                              ----------        ----------
        Total current liabilities             $  243,061        $  278,771

ACCRUED LIABILITY                             $  189,964        $  189,964

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   25,071)      ($  106,782)
   Limited Partners, issued and
      outstanding, 41,839 units                6,007,072         5,497,285
                                              ----------        ----------
        Total Partners' capital               $5,982,001        $5,390,503
                                              ----------        ----------
                                              $6,415,026        $5,859,238
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000             1999
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,909,516       $1,252,798
   Interest income, including $959
      from a related party in 2000
      (Note 2)                                    14,160            6,275
   Gain on sale of oil and gas
      properties                                  89,900            1,587
                                              ----------       ----------
                                              $2,013,576       $1,260,660

COSTS AND EXPENSES:
   Lease operating                            $  201,031       $  192,512
   Production tax                                129,012           77,422
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 139,833          155,433
   General and administrative
      (Note 2)                                   124,868          121,723
                                              ----------       ----------
                                              $  594,744       $  547,090
                                              ----------       ----------

NET INCOME                                    $1,418,832       $  713,570
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  230,278       $  127,855
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,188,554       $  585,715
                                              ==========       ==========
NET INCOME per unit                           $    28.41       $    14.00
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000            1999
                                               ----------      ----------

REVENUES:
   Oil and gas sales                           $4,891,139      $2,906,835
   Interest income, including $959
      from a related party in 2000
      (Note 2)                                     34,303           9,444
   Gain on sale of oil and gas
      properties                                   89,900           1,587
   Insurance settlement                                 -         675,000
                                               ----------      ----------
                                               $5,015,342      $3,592,866

COSTS AND EXPENSES:
   Lease operating                             $  664,257      $  640,242
   Production tax                                 319,748         187,037
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  431,393         432,075
   General and administrative
      (Note 2)                                    401,077         400,334
                                               ----------      ----------
                                               $1,816,475      $1,659,688
                                               ----------      ----------

NET INCOME                                     $3,198,867      $1,933,178
                                               ==========      ==========
GENERAL PARTNER - NET INCOME                   $  535,080      $  349,051
                                               ==========      ==========
LIMITED PARTNERS - NET INCOME                  $2,663,787      $1,584,127
                                               ==========      ==========
NET INCOME per unit                            $    63.67      $    37.86
                                               ==========      ==========
UNITS OUTSTANDING                                  41,839          41,839
                                               ==========      ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                               -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $3,198,867       $1,933,178
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 431,393          432,075
      Gain on sale of oil and gas
        properties                             (    89,900)     (     1,587)
      Increase in accounts receivable -
        oil and gas sales                      (   442,065)     (   159,459)
      Increase in accounts receivable -
        related party                          (       959)               -
      Decrease in accounts payable             (    35,710)     (   142,878)
                                                ----------       ----------
Net cash provided by operating
   activities                                   $3,061,626       $2,061,329
                                                ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   89,038)     ($   27,366)
   Proceeds from sale of oil and
      gas properties                                     -            1,587
                                                ----------       ----------
Net cash used by investing activities          ($   89,038)     ($   25,779)
                                                ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,607,369)     ($1,377,359)
                                                ----------       ----------
Net cash used by financing activities          ($2,607,369)     ($1,377,359)
                                                ----------       ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  365,219       $  658,191

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             891,310           12,003
                                                ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,256,529       $  670,194
                                                ==========       ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

      The Geodyne I-E Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 for which proceeds and interest thereon were due from a related party at September 30, 2000.




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2000              1999
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  326,390        $  254,500
   Accounts receivable:
      Oil and gas sales                          350,934           250,188
      Related Party (Note 2)                      83,919                 -
                                              ----------        ----------
        Total current assets                  $  761,243        $  504,688

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,041,630         1,110,525

DEFERRED CHARGE                                  375,691           375,691
                                              ----------        ----------
                                              $2,178,564        $1,990,904
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   32,494        $   33,956
   Gas imbalance payable                          68,901            68,901
                                              ----------        ----------
        Total current liabilities             $  101,395        $  102,857

ACCRUED LIABILITY                             $  122,086        $  122,086

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $   15,111       ($    9,232)
   Limited Partners, issued and
      outstanding, 14,321 units                1,939,972         1,775,193
                                              ----------        ----------
        Total Partners' capital               $1,955,083        $1,765,961
                                              ----------        ----------
                                              $2,178,564        $1,990,904
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000              1999
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $522,159          $408,335
   Interest income, including $672
      from a related party in 2000
      (Note 2)                                    4,087             1,095
   Gain on sale of oil and gas
      properties                                 63,355               546
                                               --------          --------
                                               $589,601          $409,976

COSTS AND EXPENSES:
   Lease operating                             $ 96,657          $100,184
   Production tax                                34,396            22,677
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 33,976            49,917
   General and administrative
      (Note 2)                                   43,351            41,662
                                               --------          --------
                                               $208,380          $214,440
                                               --------          --------

NET INCOME                                     $381,221          $195,536
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 61,327          $ 36,154
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $319,894          $159,382
                                               ========          ========
NET INCOME per unit                            $  22.34          $  11.13
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                2000               1999
                                             -----------        ----------

REVENUES:
   Oil and gas sales                         $1,464,412        $  919,529
   Interest income, including $672
      from a related party in 2000
      (Note 2)                                   10,084             1,856
   Gain on sale of oil and gas
      properties                                 63,355               546
   Insurance settlement                               -           472,500
                                             ----------        ----------
                                             $1,537,851        $1,394,431

COSTS AND EXPENSES:
   Lease operating                           $  313,152        $  277,636
   Production tax                                91,347            53,848
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                107,977           134,083
   General and administrative
      (Note 2)                                  139,042           137,597
                                             ----------        ----------
                                             $  651,518        $  603,164
                                             ----------        ----------

NET INCOME                                   $  886,333        $  791,267
                                             ==========        ==========
GENERAL PARTNER - NET INCOME                 $  146,554        $  137,183
                                             ==========        ==========
LIMITED PARTNERS - NET INCOME                $  739,779        $  654,084
                                             ==========        ==========
NET INCOME per unit                          $    51.66        $    45.67
                                             ==========        ==========
UNITS OUTSTANDING                                14,321            14,321
                                             ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                   2000             1999
                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $886,333         $791,267
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                107,977          134,083
      Gain on sale of oil and gas
        properties                              (  63,355)       (     546)
      Increase in accounts receivable -
        oil and gas sales                       ( 100,746)       (  62,647)
      Increase in accounts receivable -
        related party                           (     672)               -
      Decrease in accounts payable              (   1,462)       ( 375,334)
                                                 --------         --------
Net cash provided by operating
   activities                                    $828,075         $486,823
                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 58,974)       ($ 18,998)
   Proceeds from sale of oil and
      gas properties                                    -            2,004
                                                 --------         --------
Net cash used by investing
   activities                                   ($ 58,974)       ($ 16,994)
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($697,211)       ($316,341)
                                                 --------         --------
Net cash used by financing activities           ($697,211)       ($316,341)
                                                 --------         --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $ 71,890         $153,488

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            254,500            5,457
                                                 --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $326,390         $158,945
                                                 ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

      The Geodyne I-F Partnership sold certain oil and gas properties during the nine months ended September 30, 2000 for which proceeds and interest thereon were due from a related party at September 30, 2000.





         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2000, combined statements of operations for the three and nine months ended September 30, 2000 and 1999, and combined statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2000, the combined results of operations for the three and nine months ended September 30, 2000 and 1999, and the combined cash flows for the nine months ended September 30, 2000 and 1999.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                  $2,271                   $ 19,986
               I-E                   8,648                    116,220
               I-F                   3,571                     39,780

      During the nine months ended September 30, 2000 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                 $11,205                   $ 59,958
               I-E                  52,417                    348,660
               I-F                  19,702                    119,340

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The accounts receivable - related party at September 30, 2000 for the I-E and I-F Partnerships represents accrued proceeds and interest due from a related party for the sale of certain oil and gas properties during the nine months ended September 30, 2000. Subsequent to September 30, 2000, such amounts were collected.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2000 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      I-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2000             1999
                                                  --------         --------
      Oil and gas sales                           $370,080         $250,390
      Oil and gas production expenses             $ 52,802         $ 39,158
      Barrels produced                               1,508            2,577
      Mcf produced                                  79,570           82,545
      Average price/Bbl                           $  33.18         $  17.61
      Average price/Mcf                           $   4.02         $   2.48

      As shown in the table above, total oil and gas sales increased $119,690 (47.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $23,000 and $122,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $19,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 1,069 barrels and 2,975 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment on one significant well during the three months ended September 30, 1999. Average oil and gas prices increased to $33.18 per barrel and $4.02 per Mcf, respectively, for the three months ended September 30, 2000 from $17.61 per barrel and $2.48 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,644 (34.8%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 14.3% for the three months ended September 30, 2000 from 15.6% for the three months ended September 30, 1999.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,169 (14.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to downward revisions in the estimates of remaining gas reserves on three significant wells at December 31, 1999. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.7% for the three months ended September 30, 2000 from 6.2% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,323 (6.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 6.0% for the three months ended September 30, 2000 from 8.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2000             1999
                                                  --------         --------
      Oil and gas sales                           $958,710         $572,783
      Oil and gas production expenses             $181,937         $115,512
      Barrels produced                               5,066            7,386
      Mcf produced                                 243,202          234,026
      Average price/Bbl                           $  31.10         $  14.10
      Average price/Mcf                           $   3.29         $   2.00

      As shown in the table above, total oil and gas sales increased $385,927 (67.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $86,000 and $314,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 2,320 barrels, while volumes of gas sold increased 9,176 Mcf for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment on one significant well during the nine months ended September 30, 1999. Average oil and gas prices increased to $31.10 per barrel and $3.29 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.10 per barrel and $2.00 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $66,425 (57.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) workover expenses incurred on one significant well during the nine months ended September 30, 2000 in order to improve the recovery of reserves, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a negative prior period lease operating expense adjustment made by the operator on another significant well during the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 19.0% for the nine months ended September 30, 2000 from 20.2% for the nine months ended September 30, 1999.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,801 (19.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to downward revisions in the estimates of remaining gas reserves on three significant wells at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 5.7% for the nine months ended September 30, 2000 from 7.9% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,673 (2.4%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 7.4% for the nine months ended September 30, 2000 from 12.1% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $14,888,175 or 206.93% of Limited Partners' capital contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   2000             1999
                                                ----------       ----------
      Oil and gas sales                         $1,909,516       $1,252,798
      Oil and gas production expenses           $  330,043       $  269,934
      Barrels produced                              12,874           13,360
      Mcf produced                                 383,740          411,175
      Average price/Bbl                         $    28.37       $    19.65
      Average price/Mcf                         $     4.02       $     2.41

      As shown in the table above, total oil and gas sales increased $656,718 (52.4%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $112,000 and $620,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $66,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 486 barrels and 27,435 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Average oil and gas prices increased to $28.37 per barrel and $4.02 per Mcf, respectively, for the three months ended September 30, 2000 from $19.65 per barrel and $2.41 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $60,109 (22.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.3% for the three months ended September 30, 2000 from 21.5% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,600 (10.0%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 7.3% for the three months ended September 30, 2000 from 12.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,145 (2.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 6.5% for the three months ended September 30, 2000 from 9.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   2000             1999
                                                ----------       ----------
      Oil and gas sales                         $4,891,139       $2,906,835
      Oil and gas production expenses           $  984,005       $  827,279
      Barrels produced                              40,716           44,371
      Mcf produced                               1,177,876        1,162,880
      Average price/Bbl                         $    28.19       $    14.71
      Average price/Mcf                         $     3.18       $     1.94

      As shown in the table above, total oil and gas sales increased $1,984,304 (68.3%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $549,000 and $1,460,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 3,655 barrels, while volumes of gas sold increased 14,996 Mcf for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Average oil and gas prices increased to $28.19 per barrel and $3.18 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.71 per barrel and $1.94 per Mcf, respectively, for the nine months ended September 30, 1999.

      The I-E Partnership recognized an insurance settlement in the amount of $675,000 during the nine months ended September 30, 1999. No similar settlements occurred during the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $156,726 (18.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.1% for the nine months ended September 30, 2000 from 28.5% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 8.8% for the nine months ended September 30, 2000 from 14.9% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.2% for the nine months ended September 30, 2000 from 13.8% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $57,567,552 or 137.59% of Limited Partners' capital contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                               Three Months Ended September 30,
                                               --------------------------------
                                                    2000             1999
                                                  --------         --------
      Oil and gas sales                           $522,159         $408,335
      Oil and gas production expenses             $131,053         $122,861
      Barrels produced                               6,032            6,158
      Mcf produced                                  85,874          113,037
      Average price/Bbl                           $  28.25         $  19.40
      Average price/Mcf                           $   4.10         $   2.56

      As shown in the table above, total oil and gas sales increased $113,824 (27.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase approximately $53,000 and $132,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $69,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 126 barrels and 27,163 Mcf, respectively, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on three significant wells during the three months ended September 30, 1999 and (ii) normal declines in production. Average oil and gas prices increased to $28.25 per barrel and $4.10 per Mcf, respectively, for the three months ended September 30, 2000 from $19.40 per barrel and $2.56 per Mcf, respectively, for the three months ended September 30, 1999.

      The I-F Partnership sold certain oil and gas properties during the three months ended September 30, 2000 and recognized a $63,355 gain on such sales. Sales of oil and gas properties during the three months ended September 30, 1999 resulted in the I-F Partnership recognizing similar gains of $546.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,192 (6.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 25.1% for the three months ended September 30, 2000 from 30.1% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,941 (31.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense decreased to 6.5% for the three months ended September 30, 2000 from 12.2% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,689 (4.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 8.3% for the three months ended September 30, 2000 from 10.2% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     2000            1999
                                                  ----------       --------
      Oil and gas sales                           $1,464,412       $919,529
      Oil and gas production expenses             $  404,499       $331,484
      Barrels produced                                19,605         21,118
      Mcf produced                                   270,310        296,248
      Average price/Bbl                           $    28.61       $  14.65
      Average price/Mcf                           $     3.34       $   2.06

      As shown in the table above, total oil and gas sales increased $544,883 (59.3%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $274,000 and $347,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,513 barrels and 25,938 Mcf, respectively, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Average oil and gas prices increased to $28.61 per barrel and $3.34 per Mcf, respectively, for the nine months ended September 30, 2000 from $14.65 per barrel and $2.06 per Mcf, respectively, for the nine months ended September 30, 1999.

      The I-F Partnership recognized an insurance settlement in the amount of $472,500 during the nine months ended September 30, 1999. No similar settlements occurred during the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $73,015 (22.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) legal expenses incurred on one significant well during the nine months ended September 30, 2000, and (iii) positive prior period lease operating expense adjustments made by the operator on several wells during the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 27.6% for the nine months ended September 30, 2000 from 36.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $26,106 (19.5%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 7.4% for the nine months ended September 30, 2000 from 14.6% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,445 (1.1%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the nine months ended September 30, 2000 from 15.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2000 totaling $18,956,664 or 132.37% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.2 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

     27.3 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

          All other exhibits are omitted as inapplicable.

(b)  Reports on Form 8-K.

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


                        GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 13, 2000            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 13, 2000            By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.