Form 10-K405
period 2000-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2001-02-28
CIK 799178, 806613, 811031

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                  FORM 10-K405
                                TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................18
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......18

PART II.....................................................................18
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......18
      ITEM 6.     SELECTED FINANCIAL DATA...................................21
      ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................25
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................38
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............38
      ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................38

PART III....................................................................38
      ITEM 10.    DIRECTORS  AND  EXECUTIVE   OFFICERS  OF  THE  GENERAL
                  PARTNER...................................................38
      ITEM 11.    EXECUTIVE COMPENSATION....................................39
      ITEM 12.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND
                  MANAGEMENT................................................44
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............45

PART IV.....................................................................47
      ITEM 14.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS
                  ON FORM 8-K...............................................47

SIGNATURES..................................................................53

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2000, Samson owned interests in approximately 13,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2000, Samson operated approximately 2,700 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2001, Samson employed approximately 965 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

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

      Competition and Marketing

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.40 to $2.40 per Mcf range. However, due to unusual supply and demand circumstances gas prices are currently substantially higher than the upper end of this range. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.24 per Mcf at December 31, 1999 to approximately $6.03 per Mcf at December 31, 2000. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. However, production curtailment agreements among major oil producing nations and other supply and demand factors have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $22.75 per barrel at December 31, 1999 to approximately $27.52 per barrel at December 31, 2000.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2000. While it is impossible to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease, management believes it is possible that average oil and gas prices for the near future may be somewhat higher than the prices experienced over the past 10 years.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2000:

   Partnership              Customer                      Percentage
   -----------              --------                      ----------

      I-D         El Paso Energy Marketing
                     Company ("El Paso")                     34.1%
                  Sid Richardson Carbon & Gas                15.2%
                  Hallwood Petroleum                         11.0%
                  Duke Energy Field Services, Inc.           10.7%

      I-E         El Paso                                    37.3%
                  Sid Richardson Carbon & Gas                16.8%
                  Amoco Production Co.                       10.0%

      I-F         El Paso                                    29.5%
                  Amoco Production Co.                       12.5%

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

ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2000.


                               Well Statistics(1)
                             As of December 31, 2000


P/ship        Number of Gross Wells(2)             Number of Net Wells(3)
------        -------------------------          --------------------------
               Total     Oil      Gas             Total      Oil      Gas
               -----    -----    -----            -----     -----    -----

I-D             508      402      106              3.34       .68     2.66
I-E             785      640      145             28.80     13.51    15.29
I-F             777      640      137             12.58      5.61     6.97

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

      Drilling Activities

      During the year ended December 31, 2000, the Partnerships indirectly participated in the drilling of the following wells. The Partnerships do not own working interests in any of the wells; therefore, they did not incur any costs associated with the drilling activity:

                                            Revenue
P/ship     Well Name          County   St.  Interest  Type   Status
------   ------------         ------   ---  --------  ----  ---------

  I-D    Hutton No. 1         Colusa   CA   .00005    Gas   Producing
  I-E    Hutton No. 1         Colusa   CA   .00020    Gas   Producing
  I-F    Hutton No. 1         Colusa   CA   .00009    Gas   Producing


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

                               Net Production Data

                                 I-D Partnership
                                 ---------------

                                            Year Ended December 31,
                                 -----------------------------------------
                                    2000            1999           1998
                                 ----------      ----------     ----------
Production:
   Oil (Bbls)                         5,645           8,482         11,249
   Gas (Mcf)                        296,803         314,010        456,195

Oil and gas sales:
   Oil                           $  176,543       $ 118,848     $  141,203
   Gas                            1,101,105         652,470        920,032
                                  ---------        --------      ---------
     Total                       $1,277,648       $ 771,318     $1,061,235
                                  =========        ========      =========
Total direct operating
   expenses                      $  218,795       $ 159,552     $  234,481
                                  =========        ========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                      17.1%           20.7%          22.1%

Average sales price:
   Per barrel of oil                 $31.27          $14.01         $12.55
   Per Mcf of gas                      3.71            2.08           2.02

Direct operating expenses
   per equivalent Bbl of
   oil                               $ 3.97          $ 2.62         $ 2.69

                               Net Production Data

                                 I-E Partnership
                                 ---------------

                                                Year Ended December 31,
                                      --------------------------------------
                                         2000          1999          1998
                                      ----------    ----------    ----------
Production:
   Oil (Bbls)                             52,169        58,465        64,346
   Gas (Mcf)                           1,490,003     1,540,061     2,016,034

Oil and gas sales:
   Oil                                $1,472,580    $  972,427    $  770,895
   Gas                                 5,346,770     3,189,103     3,840,340
                                       ---------     ---------     ---------
     Total                            $6,819,350    $4,161,530    $4,611,235
                                       =========     =========     =========
Total direct operating
   expenses                           $1,442,518    $1,153,937    $1,506,844
                                       =========     =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                           21.2%         27.7%         32.7%

Average sales price:
   Per barrel of oil                      $28.23        $16.63        $11.98
   Per Mcf of gas                           3.59          2.07          1.90

Direct operating expenses
   per equivalent Bbl of
   oil                                    $ 4.80        $ 3.66        $ 3.76

                               Net Production Data

                                 I-F Partnership
                                 ---------------

                                             Year Ended December 31,
                                 ------------------------------------------
                                    2000            1999            1998
                                 ----------      ----------      ----------
Production:
   Oil (Bbls)                        25,105          27,794          30,203
   Gas (Mcf)                        347,462         381,318         530,040

Oil and gas sales:
   Oil                           $  712,647      $  463,545      $  365,340
   Gas                            1,310,279         828,532       1,077,378
                                  ---------       ---------       ---------
     Total                       $2,022,926      $1,292,077      $1,442,718
                                  =========       =========       =========
Total direct operating
   expenses                      $  529,553      $  425,046      $  668,016
                                  =========       =========       =========

Direct operating expenses
   as a percentage of oil
   and gas sales                      26.2%           32.9%           46.3%

Average sales price:
   Per barrel of oil                 $28.39          $16.68          $12.10
   Per Mcf of gas                      3.77            2.17            2.03

Direct operating expenses
   per equivalent Bbl of
   oil                               $ 6.38          $ 4.65          $ 5.64


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2000. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2000. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The oil and gas prices at December 31, 2000 have caused the estimates of remaining economically recoverable reserves, as well as the value placed on said reserves, to be substantially higher than in the past several years. Any decrease in these prices would result in a corresponding reduction in the estimate of remaining reserves. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2000. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2000 will actually be realized for such production. The General Partner believes that it is unlikely that prices will remain at their current high levels.

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

                               Proved Reserves and
                                Net Present Values
                              From Proved Reserves
                           As of December 31, 2000(1)

I-D Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     1,444,258
     Oil and liquids (Bbls)                                           57,844

   Net present value (discounted at 10% per annum)               $ 5,348,101

I-E Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     7,542,594
     Oil and liquids (Bbls)                                          439,075

   Net present value (discounted at 10% per annum)               $28,865,307

I-F Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     2,598,127
     Oil and liquids (Bbls)                                          210,878

   Net present value (discounted at 10% per annum)               $ 9,686,392
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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2000:

                                Operated Wells
                  -------------------------------------------
                  Partnership       Number            Percent
                  -----------       ------            -------

                     I-D              22                4%
                     I-E              33                4%
                     I-F              33                4%

      The following table sets forth certain well and reserves information as of December 31, 2000 for the basins in which the Partnerships own a significant amount of properties. The table contains the following information for each significant basin: (i) the number of gross and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas Panhandle. The Permian Basin straddles west Texas and southeast New Mexico.





                                         Significant Properties as of December 31, 2000
                                         ----------------------------------------------

                                                                       Wells
                                                                    Operated by
                                                                     Affiliates      Oil       Gas
                          Gross      Net      Other      Total      ------------   Reserves  Reserves   Present
     Basin                Wells     Wells     Wells(1)   Wells      Number  %(2)    (Bbl)     (Mcf)      Value
------------------        ------   -------    ------     ------     ------  ----   --------  -------- ------------

I-D Partnership:
  Anadarko                  72      1.87       37         109         18     17%    11,785    884,790  $ 2,850,589
  Permian                  407       .66        1         408          -      -     42,081    351,531    1,739,428

I-E Partnership:
  Anadarko                  88     10.11       40         128         23     18%    59,870  3,968,894  $12,706,924
  Permian                  418      4.25        1         419          6      1%   214,994  2,049,132    9,999,781

I-F Partnership:
  Anadarko                  88      4.62       40         128         23     18%    26,236  1,720,592  $ 5,451,521
  Permian                  410      2.00        -         410          6      1%   107,611    120,108    1,360,348


---------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2) Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2000.


PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2001, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                                 Number of
                                 Number of        Limited
               Partnership         Units          Partners
               -----------       ---------      ------------
                   I-D             7,195              690
                   I-E            41,839            2,536
                   I-F            14,321              794

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


                             Repurchase Offer Prices
                             -----------------------

                      1999                           2000                 2001
           --------------------------    ---------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $104   $ 93    $160   $140     $119    $108   $207   $175      $147
 I-E        137    135     151    137      119     104    192    166       138
 I-F        135    135     131    122      108      95    198    179       153


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

                           Right of Presentment Prices
                           ---------------------------

                      1999                           2000                 2001
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $145   $137    $170   $156     $141    $134   $215   $193      $173
 I-E        156    155     156    146      134     123    199    181       161
 I-F        153    153     134    128      119     109    203    190       171

      In addition to the repurchase offer and Right of Presentment described above, some of the Partnerships have been subject to "4.9% tender offers" from several third parties. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


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

      The following is a summary of cash distributions paid to the Limited Partners during 1999 and 2000 and the first quarter of 2001:


                               Cash Distributions
                               ------------------

                                     1999
                  --------------------------------------------
                    1st         2nd         3rd         4th
      P/ship        Qtr.        Qtr.        Qtr.        Qtr.
      ------      --------  --------      --------    --------

       I-D         $18.07      $11.12      $13.34      $20.01
       I-E            -          1.51       26.55       13.65
       I-F            -           -         18.78        8.80



                                     2000                           2001
                  --------------------------------------------    --------
                    1st         2nd         3rd         4th         1st
      P/ship        Qtr.        Qtr.        Qtr.        Qtr.        Qtr.
      ------      --------  --------      --------    --------    --------

       I-D         $21.13      $10.84      $27.80      $31.55      $28.63
       I-E          17.73       15.20       18.55       26.48       28.06
       I-F          13.62       13.06       13.48       18.64       26.53


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."





                                                 Selected Financial Data

                                                     I-D Partnership
                                                     ---------------

                                     2000             1999            1998             1997            1996
                                 ------------     ------------    ------------     ------------    ------------

Oil and Gas Sales                 $1,277,648       $  771,318      $1,061,235       $1,545,097      $1,812,568
Net Income:
  Limited Partners                   770,633          365,028         762,614          845,470       1,114,924
  General Partner                    144,360           77,422         148,669          173,924         219,180
  Total                              914,993          442,450         911,283        1,019,394       1,334,104
Limited Partners' Net
  Income per Unit                     107.11            50.73          105.99           117.51          154.96
Limited Partners' Cash
  Distributions per
  Unit                                 91.32            62.54          152.05           155.18          143.86
Total Assets                       1,064,341          922,668         973,693        1,349,059       1,605,063
Partners' Capital
  (Deficit):
  Limited Partners                   988,268          874,635         959,607        1,290,993       1,540,523
  General Partner                (    11,358)     (    31,152)    (    53,161)     (    27,560)    (     4,248)
Number of Units
  Outstanding                          7,195            7,195           7,195            7,195           7,195





                                                 Selected Financial Data

                                                     I-E Partnership
                                                     ---------------

                                2000             1999              1998                1997            1996
                            ------------     ------------      ------------        ------------    ------------

Oil and Gas Sales            $6,819,350       $4,161,530        $4,611,235          $6,004,252      $6,006,431
Net Income:
  Limited Partners            3,762,340        2,061,313         1,929,509           2,342,934       2,660,067
  General Partner               737,129          468,089           548,239             568,504         602,481
  Total                       4,499,469        2,529,402         2,477,748           2,911,438       3,262,548
Limited Partners' Net
  Income per Unit                 89.92            49.27             46.12               56.00           63.58
Limited Partners' Cash
  Distributions per
  Unit                            77.96            41.71             93.98               82.69           68.19
Total Assets                  6,445,895        5,859,238         5,425,656           7,486,793       8,572,514
Partners' Capital
  (Deficit):
  Limited Partners            5,997,625        5,497,285         5,180,972           7,183,463       8,300,529
  General Partner           (    25,660)     (   106,782)      (   232,100)        (   228,434)    (   113,140)
Number of Units
  Outstanding                    41,839           41,839            41,839              41,839          41,839





                                                 Selected Financial Data

                                                     I-F Partnership
                                                     ---------------

                                     2000             1999            1998             1997            1996
                                 ------------     ------------    ------------     ------------    ------------

Oil and Gas Sales                 $2,022,926       $1,292,077      $1,442,718       $2,021,805      $2,121,336
Net Income:
  Limited Partners                 1,035,200          771,304         212,910          737,319         883,367
  General Partner                    205,081          171,987         140,360          183,677         198,724
  Total                            1,240,281          943,291         353,270          920,996       1,082,091
Limited Partners' Net
  Income per Unit                      72.29            53.86           14.87            51.49           61.68
Limited Partners' Cash
  Distributions per
  Unit                                 58.80            27.58           85.47            81.91           67.10
Total Assets                       2,261,944        1,990,904       1,858,973        2,566,820       2,982,983
Partners' Capital
  (Deficit):
  Limited Partners                 1,968,393        1,775,193       1,398,889        2,409,979       2,845,660
  General Partner                      7,531      (     9,232)    (    94,547)     (    59,811)    (    59,110)
Number of Units
  Outstanding                         14,321           14,321          14,321           14,321          14,321


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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes) is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999 and for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

                                 I-D Partnership
                                 ---------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      -------------------------------------

      Total oil and gas sales increased $506,330 (65.6%) in 2000 as compared to 1999. Of this increase, approximately $97,000 and $484,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,837 barrels and 17,207 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment on one significant well during 1999. Average oil and gas prices increased to $31.27 per barrel and $3.71 per Mcf, respectively, in 2000 from $14.01 per barrel and $2.08 per Mcf, respectively, in 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $59,243 (37.1%) in 2000 as compared to 1999. This increase was primarily due to (i) workover expenses incurred on one significant well during 2000 in order to improve the recovery of reserves, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) a negative prior period lease operating expense adjustment made by the operator on one significant well during 1999. As a percentage of oil and gas sales, these expenses decreased to 17.1% in 2000 from 20.7% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $23,739 (27.8%) in 2000 as compared to 1999. This decrease was primarily due to (i) one significant well being fully depleted in 1999 due to a lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.8% in 2000 from 11.1% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,925 (2.1%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 7.2% in 2000 from 11.7% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
2000  totaling   $15,115,175  or  210.09%  of  the  Limited   Partners'  capital
contributions.



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

                                 I-E Partnership
                                 ---------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      -------------------------------------

      Total oil and gas sales increased $2,657,820 (63.9%) in 2000 as compared to 1999. Of this increase, approximately $605,000 and $2,261,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,296 barrels and 50,058 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices increased to $28.23 per barrel and $3.59 per Mcf, respectively, in 2000 from $16.63 per barrel and $2.07 per Mcf, respectively, in 1999.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  I-E
Partnership recognized an insurance settlement in the amount of $675,000 during 1999. No similar settlements occurred during 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $288,581 (25.0%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during 2000 in order to improve the recovery of reserves, and
(iii) an increase in legal expenses incurred on one significant well during 2000. As a percentage of oil and gas sales, these expenses decreased to 21.2% in 2000 from 27.7% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $150,809 (23.1%) in 2000 as compared to 1999. This decrease was primarily due to (i) several wells being fully depleted in 1999 due to a lack of remaining economically recoverable reserves, (ii) upward revisions in the estimates of remaining gas reserves at December 31, 2000, and (iii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 7.4% in 2000 from 15.7% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 7.6% in 2000 from 12.5% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
2000  totaling   $58,675,552  or  140.24%  of  the  Limited   Partners'  capital
contributions.



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

                                 I-F Partnership
                                 ---------------

                      Year Ended December 31, 2000 Compared
                         to Year Ended December 31, 1999
                      -------------------------------------

      Total oil and gas sales increased $730,849 (56.6%) in 2000 as compared to 1999. Of this increase, approximately $294,000 and $555,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $74,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 2,689 barrels and 33,856 Mcf, respectively, in 2000 as compared to 1999. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil and gas prices increased to $28.39 per barrel and $3.77 per Mcf, respectively, in 2000 from $16.68 per barrel and $2.17 per Mcf, respectively, in 1999.

      As  discussed  in  "Liquidity  and  Capital   Resources"  below,  the  I-F
Partnership recognized an insurance settlement in the amount of $472,500 during 1999. No similar settlements occurred during 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $104,507 (24.6%) in 2000 as compared to 1999. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) workover expenses incurred on several wells during 2000 in order to improve the recovery of reserves, and
(iii) an increase in legal expenses incurred on one significant well during 2000. As a percentage of oil and gas sales, these expenses decreased to 26.2% in 2000 from 32.9% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $68,736 (31.0%) in 2000 as compared to 1999. This decrease was primarily due to (i) several wells being fully depleted in 1999 due to a lack of remaining economically recoverable reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 7.6% in 2000 from 17.2% in 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold

      General and administrative expenses increased $1,738 (1.0%) in 2000 as compared to 1999. As a percentage of oil and gas sales, these expenses decreased to 8.9% in 2000 from 13.8% in 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
2000  totaling   $19,223,664  or  134.24%  of  the  Limited   Partners'  capital
contributions.


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

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $242,970 (36.4%) in 1999 as compared to 1998. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold,(ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on several wells during 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 32.9% in 1999 from 46.3% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the 1998 workover expenses.

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



      Average Sales Prices, Production Volumes and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 2000, 1999, and 1998.

                              2000 Compared to 1999
                              ---------------------

                              Average Sales Prices
---------------------------------------------------------------------------
P/ship                 2000                    1999             % Change
------          ------------------      ------------------   --------------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)    Oil      Gas
                -------    -------      -------    -------   -----    -----

 I-D            $31.27      $3.71       $14.01      $2.08       123%   78%
 I-E             28.23       3.59        16.63       2.07        70%   73%
 I-F             28.39       3.77        16.68       2.17        70%   74%



                               Production Volumes
----------------------------------------------------------------------------
 P/ship            2000                    1999                 % Change
--------    --------------------    ---------------------    ---------------
             Oil          Gas        Oil           Gas        Oil       Gas
            (Bbls)       (Mcf)      (Bbls)        (Mcf)      (Bbls)    (Mcf)
            ------     ---------    ------      ---------    ------    -----

  I-D        5,645       296,803     8,482        314,010     (33%)     (5%)
  I-E       52,169     1,490,003    58,465      1,540,061     (11%)     (3%)
  I-F       25,105       347,462    27,794        381,318     (10%)     (9%)




                          Average Production Costs per
                            Equivalent Barrel of Oil
                    --------------------------------------
                    P/ship     2000      1999     % Change
                    ------    -----     -----     --------

                     I-D      $3.97     $2.62        52%
                     I-E       4.80      3.66        31%
                     I-F       6.38      4.65        37%

                              1999 Compared to 1998
                              ---------------------

                              Average Sales Prices
---------------------------------------------------------------------------
P/ship                 1999                    1998               % Change
------          ------------------      ------------------      -----------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil    Gas
                -------    -------      -------    -------      ---   -----

 I-D            $14.01      $2.08       $12.55      $2.02       12%    3%
 I-E             16.63       2.07        11.98       1.90       39%    9%
 I-F             16.68       2.17        12.10       2.03       38%    7%






                               Production Volumes
----------------------------------------------------------------------------
 P/ship             1999                   1998                  % Change
--------    --------------------    ---------------------    ---------------
              Oil         Gas        Oil           Gas        Oil       Gas
            (Bbls)       (Mcf)      (Bbls)        (Mcf)      (Bbls)    (Mcf)
            ------     ---------    ------      ---------    ------    -----

  I-D        8,482       314,010    11,249        456,195    (25%)     (31%)
  I-E       58,465     1,540,061    64,346      2,016,034    ( 9%)     (24%)
  I-F       27,794       381,318    30,203        530,040    ( 8%)     (28%)





                          Average Production Costs per
                            Equivalent Barrel of Oil
                    --------------------------------------
                    P/ship     1999      1998     % Change
                    ------    -----     -----     --------

                     I-D      $2.62     $2.69       ( 3%)
                     I-E       3.66      3.76       ( 3%)
                     I-F       4.65      5.64       (18%)


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 2000 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2000 would have the following remaining lives:


                  Partnership       Gas-Years      Oil-Years
                  -----------       ---------      ---------

                      I-D              4.9           10.2
                      I-E              5.1            8.4
                      I-F              7.5            8.4

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2000 may cause a decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments for any of the Partnerships in the future. Occasional expenditures by the Partnerships for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

      The Partnerships sold certain oil and gas properties during 2000, 1999, and 1998. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2000, 1999, and 1998, were as follows:


            Partnership         2000         1999         1998
            -----------       --------      ------     ----------

                I-D           $    738      $  494     $  272,824
                I-E            119,626       2,695      1,265,357
                I-F             84,068       2,732        438,200

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


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2000. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

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

            Name        Age        Position with Geodyne
      ----------------  ---   --------------------------------
      Dennis R. Neill    48   President and Director

      Judy K. Fox        49   Secretary

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2000 of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for 2000, 1999, and 1998, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amount charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements.

            Partnership         2000          1999         1998
            -----------       --------      --------     --------
                I-D           $ 79,944      $ 79,944     $ 79,944
                I-E            464,880       464,880      464,880
                I-F            159,120       159,120      159,120

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the

Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2000, 1999, and 1998:





                                                  Salary Reimbursement
                                                     I-D Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2000

                                                                    Long Term Compensation
                                                               -------------------------------
                                  Annual Compensation                   Awards         Payouts
                              ----------------------------     ----------------------- -------
                                                                               Securi-
                                                     Other                      ties             All
     Name                                            Annual     Restricted     Under-           Other
      and                                           Compen-       Stock        lying     LTIP   Compen-
   Principal                  Salary       Bonus    sation       Award(s)     Options/  Payouts sation
   Position           Year      ($)         ($)       ($)          ($)         SARs(#)    ($)     ($)
---------------       ----    -------     -------   -------     ----------    --------  ------- -------
Dennis R. Neill,
President(1)          1998      -           -         -           -              -         -       -
                      1999      -           -         -           -              -         -       -
                      2000      -           -         -           -              -         -       -
All Executive
Officers,
Directors,
and Employees
as a group(2)         1998    $47,311       -         -           -              -         -       -
                      1999    $48,830       -         -           -              -         -       -
                      2000    $47,447       -         -           -              -         -       -

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





                                                  Salary Reimbursement
                                                     I-E Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2000

                                                                    Long Term Compensation
                                                                -------------------------------
                                  Annual Compensation                     Awards        Payouts
                              ----------------------------      ----------------------- -------
                                                                               Securi-
                                                     Other                      ties              All
     Name                                            Annual     Restricted     Under-            Other
      and                                           Compen-       Stock        lying      LTIP   Compen-
   Principal                  Salary       Bonus    sation       Award(s)     Options/   Payouts sation
   Position           Year      ($)         ($)       ($)          ($)         SARs(#)     ($)     ($)
---------------       ----    -------     -------   -------     ----------    --------   ------- -------
Dennis R. Neill,
President(1)          1998       -          -         -           -              -           -       -
                      1999       -          -         -           -              -           -       -
                      2000       -          -         -           -              -           -       -
All Executive
Officers,
Directors,
and Employees
as a group(2)         1998    $275,116      -         -           -              -           -       -
                      1999    $283,949      -         -           -              -           -       -
                      2000    $275,906      -         -           -              -           -       -

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



                                                  Salary Reimbursement
                                                     I-F Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2000

                                                                    Long Term Compensation
                                                                -------------------------------
                                   Annual Compensation                   Awards         Payouts
                              ----------------------------      ----------------------- -------
                                                                              Securi-
                                                     Other                     ties               All
     Name                                            Annual     Restricted    Under-             Other
      and                                           Compen-       Stock       lying       LTIP   Compen-
   Principal                  Salary       Bonus    sation       Award(s)    Options/    Payouts sation
   Position           Year      ($)         ($)       ($)          ($)        SARs(#)      ($)     ($)
---------------       ----    -------     -------   -------     ----------   --------    ------- -------
Dennis R. Neill,
President(1)          1998      -           -         -           -              -          -       -
                      1999      -           -         -           -              -          -       -
                      2000      -           -         -           -              -          -       -
All Executive
Officers,
Directors,
and Employees
as a group(2)         1998    $94,167       -         -           -              -          -       -
                      1999    $97,190       -         -           -              -          -       -
                      2000    $94,438       -         -           -              -          -       -

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2001 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                     Number of Units
                                                       Beneficially
                                                      Owned (Percent
          Beneficial Owner                           of Outstanding)
------------------------------------                ------------------

I-D Partnership:
---------------
  Samson Resources Company                           1,417      (19.7%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   1,417      (19.7%)

I-E Partnership:
---------------
  Samson Resources Company                           6,133      (14.7%)


  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   6,133      (14.7%)

I-F Partnership:
---------------
  Samson Resources Company                           3,644      (25.4%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   3,644      (25.4%)



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


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Financial   Statements,   Financial   Statement   Schedules,   and
            Exhibits.

            (1) Financial Statements: The following financial statements for the

                        Geodyne Energy Income Limited Partnership I-D Geodyne Energy Income Limited Partnership I-E Geodyne Energy Income Limited Partnership I-F

                  as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 are filed as part of this report:

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

            (2)   Financial Statement Schedules:

                  None.

            (3)   Exhibits:

                  4.1 Amended and Restated Agreement and Certificate of Limited Partnership dated March 4, 1986 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit
                        4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.2 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit
                        4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.3   Amended and  Restated  Agreement  and  Certificate  of
                        Limited   Partnership  dated  December  17,  1986  for
                        Geodyne Energy Income

                        Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.4 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.5 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.6 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.8 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31,

                        1999,filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.9 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.10 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.11 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.12 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.13 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.14 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual

                        Report on Form 10-K for the year ended December 31,1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  4.15 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  10.1 Amended and Restated Agreement of Partnership dated March 4, 1986 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  10.2 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  10.3 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  10.4 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  10.5 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  10.6 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  10.7 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  10.8 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                  10.9 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                 10.10 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                 10.11 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

                 10.12 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

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

                  ----------------------

                  *Filed herewith.


      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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


                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-D
                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-E
                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-F

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner


                                          February 28, 2001

                                    By:   /s/ Dennis R. Neill
                                          ------------------------------
                                          Dennis R. Neill
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   /s/ Dennis R. Neill       President and            February 28, 2001
      -------------------       Director (Principal
          Dennis R. Neill       Executive Officer)

      /s/ Dennis R. Neill       (Principal               February 28, 2001
      -------------------       Financial and
          Patrick M. Hall       Accounting Officer)

      /s/ Denis R. Neill        Secretary                February 28, 2001
      -------------------
          Judy K. Fox

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
GEODYNE PRODUCTION PARTNERSHIP I-D

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-D, an Oklahoma limited partnership, and Geodyne Production Partnership I-D, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 19, 2001



                                      -F1-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             Combined Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                  2000            1999
                                               -----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                   $  238,748       $183,942
   Accounts receivable:
      Oil and gas sales                           238,567        130,579
                                                ---------        -------
      Total current assets                     $  477,315       $314,521

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  465,035        522,300

DEFERRED CHARGE                                   121,991         85,847
                                                 --------        -------
                                               $1,064,341       $922,668
                                                =========        =======

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                            $    8,646       $ 16,194
   Gas imbalance payable                           37,628         36,593
                                                 --------        -------
      Total current liabilities                $   46,274       $ 52,787

ACCRUED LIABILITY                              $   41,157       $ 26,398

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   11,358)     ($ 31,152)
   Limited Partners, issued and
      outstanding, 7,195 Units                    988,268        874,635
                                                 --------        -------
      Total Partners' capital                  $  976,910       $843,483
                                                 --------        -------
                                               $1,064,341       $922,668
                                                 ========        =======


              The accompanying notes are an integral part of these
                         combined financial statements.



                                      -F2-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       Combined Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998


                                       2000           1999           1998
                                    ----------     ----------     ----------
REVENUES:
   Oil and gas sales                 $1,277,648     $ 771,318     $1,061,235
   Interest income                       10,265         6,129         11,601
   Gain on sale of oil and
       gas properties                     -               494        260,624
                                      ---------      --------      ---------
                                     $1,287,913     $ 777,941     $1,333,460
COSTS AND EXPENSES:
   Lease operating                   $  134,453     $ 107,635     $  162,006
   Production tax                        84,342        51,917         72,475
   Depreciation, depletion,
      and amortization of oil
      and gas properties                 61,791        85,530         97,974
   General and administrative            92,334        90,409         89,722
                                      ---------      --------      ---------
                                     $  372,920     $ 335,491     $  422,177
                                      ---------      --------      ---------
NET INCOME                           $  914,993     $ 442,450     $  911,283
                                      =========      ========      =========

GENERAL PARTNER -
   NET INCOME                        $  144,360     $  77,422     $  148,669
                                      =========      ========      =========

LIMITED PARTNERS -
   NET INCOME                        $  770,633     $ 365,028     $  762,614
                                      =========      ========      =========

NET INCOME per Unit                  $   107.11     $   50.73     $   105.99
                                      =========      ========      =========

UNITS OUTSTANDING                         7,195         7,195          7,195
                                      =========      ========      =========


              The accompanying notes are an integral part of these
                         combined financial statements.




                                      -F3-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                    Limited         General
                                   Partners         Partner        Total
                                 ------------     ----------   ------------

Balance, Dec. 31, 1997            $1,290,993      ($ 27,560)    $1,263,433
   Net income                        762,614        148,669        911,283
   Cash distributions            ( 1,094,000)     ( 174,270)   ( 1,268,270)
                                   ---------        -------      ---------

Balance, Dec. 31, 1998            $  959,607      ($ 53,161)    $  906,446
   Net income                        365,028         77,422        442,450
Cash distributions               (   450,000)     (  55,413)   (   505,413)
                                   ---------        -------      ---------

Balance, Dec. 31, 1999            $  874,635      ($ 31,152)    $  843,483
   Net income                        770,633        144,360        914,993
   Cash distributions            (   657,000)     ( 124,566)   (   781,566)
                                   ---------        -------      ---------

Balance, Dec. 31, 2000            $  988,268      ($ 11,358)    $  976,910
                                   =========        =======      =========


              The accompanying notes are an integral part of these
                         combined financial statements.



                                      -F4-

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                         2000         1999        1998
                                      ----------   ----------  ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                          $914,993     $442,450   $  911,283
   Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:
     Depreciation, depletion,
       and amortization of oil
       and gas properties                61,791       85,530       97,974
     Gain on sale of oil and
       gas properties                      -       (     494) (   260,624)
     (Increase) decrease in
       accounts receivable - oil
       and gas sales                  ( 107,988)       3,898      121,524
     (Increase) decrease in
       deferred charge                (  36,144)   (  19,785)      38,731
      Increase (decrease) in
       accounts payable               (   7,548)       6,924  (    22,040)
      Increase (decrease) in gas
       imbalance payable                  1,035    (   6,928)       3,550
      Increase in accrued liability      14,759       11,942          111
                                        -------      -------    ---------
   Net cash provided by
      operating activities             $840,898     $523,537   $  890,509
                                        -------      -------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures               ($  5,264)   ($  2,037) ($    1,811)
   Proceeds from sale of
      oil and gas properties                738          494      272,824
                                        -------      -------    ---------
   Net cash provided (used)
      by investing activities         ($  4,526)   ($  1,543)  $  271,013
                                        -------      -------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                 ($781,566)   ($505,413) ($1,268,270)
                                        -------      -------    ---------
   Net cash used by financing
      activities                      ($781,566)   ($505,413) ($1,268,270)
                                        -------      -------    ---------




                                      -F5-

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           $ 54,806     $ 16,581  ($  106,748)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD               183,942      167,361      274,109
                                        -------      -------    ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                    $238,748     $183,942   $  167,361
                                        =======      =======    =========


              The accompanying notes are an integral part of these
                         combined financial statements.




                                      -F6-

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE PRODUCTION PARTNERSHIP I-E

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Production Partnership I-E, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 19, 2001




                                      -F7-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             Combined Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                   2000            1999
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,309,542      $  891,310
   Accounts receivable:
      Oil and gas sales                          1,320,349         772,416
                                                 ---------       ---------
      Total current assets                      $2,629,891      $1,663,726

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 3,140,757       3,573,231

DEFERRED CHARGE                                    675,247         622,281
                                                 ---------       ---------
                                                $6,445,895      $5,859,238
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   71,113      $  104,132
   Gas imbalance payable                           159,002         174,639
                                                 ---------       ---------
      Total current liabilities                 $  230,115      $  278,771

ACCRUED LIABILITY                               $  243,815      $  189,964

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   25,660)    ($  106,782)
   Limited Partners, issued and
      outstanding, 41,839 Units                  5,997,625       5,497,285
                                                 ---------       ---------
      Total Partners' capital                   $5,971,965      $5,390,503
                                                 ---------       ---------
                                                $6,445,895      $5,859,238
                                                 =========       =========


              The accompanying notes are an integral part of these
                         combined financial statements.




                                      -F8-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       Combined Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998

                                        2000           1999          1998
                                     ----------     ----------     ---------

REVENUES:
   Oil and gas sales                $6,819,350      $4,161,530    $4,611,235
   Interest income                      53,772          18,059        39,917
   Gain on sale of oil and
      gas properties                    91,554           1,587     1,154,155
   Insurance settlement                   -            675,000          -
                                     ---------       ---------     ---------
                                    $6,964,676      $4,856,176    $5,805,307
COSTS AND EXPENSES:
   Lease operating                  $  993,562      $  884,151    $1,182,851
   Production tax                      448,956         269,786       323,993
   Depreciation, depletion,
      and amortization of oil
      and gas properties               501,958         652,767       756,985
   Impairment provision                   -               -          547,048
   General and administrative          520,731         520,070       516,682
                                     ---------       ---------     ---------
                                    $2,465,207      $2,326,774    $3,327,559
                                     ---------       ---------     ---------
NET INCOME                          $4,499,469      $2,529,402    $2,477,748
                                     =========       =========     =========

GENERAL PARTNER -
   NET INCOME                       $  737,129      $  468,089    $  548,239
                                      ========       =========     =========

LIMITED PARTNERS -
   NET INCOME                       $3,762,340      $2,061,313    $1,929,509
                                     =========       =========     =========

NET INCOME per Unit                 $    89.92      $    49.27    $    46.12
                                     =========       =========     =========

UNITS OUTSTANDING                       41,839          41,839        41,839
                                     =========       =========     =========


              The accompanying notes are an integral part of these
                         combined financial statements.




                                      -F9-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                 Limited          General
                                Partners          Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 1997         $7,183,463       ($228,434)     $6,955,029
   Net income                   1,929,509         548,239       2,477,748
   Cash distributions         ( 3,932,000)      ( 551,905)    ( 4,483,905)
                                ---------         -------       ---------

Balance, Dec. 31, 1998         $5,180,972       ($232,100)     $4,948,872
   Net income                   2,061,313         468,089       2,529,402
   Cash distributions         ( 1,745,000)      ( 342,771)    ( 2,087,771)
                                ---------         -------       ---------

Balance, Dec. 31, 1999         $5,497,285       ($106,782)     $5,390,503
   Net income                   3,762,340         737,129       4,499,469
   Cash distributions         ( 3,262,000)      ( 656,007)    ( 3,918,007)
                                ---------         -------       ---------

Balance, Dec. 31, 2000         $5,997,625       ($ 25,660)     $5,971,965
                                =========         =======       =========


              The accompanying notes are an integral part of these
                         combined financial statements.



                                     -F10-

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                          2000         1999       1998
                                       ----------   ----------  ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                          $4,499,469   $2,529,402  $2,477,748
   Adjustments to reconcile
   net  income  to net cash
   provided  by  operating
   activities:
   Depreciation, depletion,
     and amortization of oil
     and gas properties                   501,958      652,767     756,985
   Impairment provision                      -            -        547,048
   Gain on sale of oil and
     gas properties                   (    91,554) (     1,587) (1,154,155)
   (Increase) decrease in
     accounts receivable -
     oil and gas sales                (   547,933) (   120,971)    342,909
   Decrease in accounts
     receivable - other                      -            -         69,917
   (Increase) decrease in
     deferred charge                  (    52,966) (    51,736)    179,824
   Decrease in accounts
     payable                          (    33,019) (   105,354)(    48,038)
   Increase (decrease) in gas
     imbalance payable                (    15,637)      58,831 (    20,076)
   Increase in accrued
     liability                             53,851       38,474      13,134
                                        ---------    ---------   ---------
   Net cash provided by
     operating activities              $4,314,169   $2,999,826  $3,165,296
                                        ---------    ---------   ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures               ($   97,556) ($   35,443)($  762,520)
   Proceeds from sale of
     oil and gas properties               119,626        2,695   1,265,357
                                        ---------    ---------   ---------
   Net cash provided (used)
     by investing activities           $   22,070  ($   32,748) $  502,837
                                        ---------    ---------   ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                 ($3,918,007) ($2,087,771)($4,483,905)
                                        ---------    ---------   ---------



                                     -F11-

   Net cash used by financing
      activities                      ($3,918,007) ($2,087,771)($4,483,905)
                                        ---------    ---------   ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                $  418,232   $  879,307 ($  815,772)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 891,310       12,003     827,775
                                        ---------    ---------   ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                    $1,309,542   $  891,310  $   12,003
                                        =========    =========   =========


              The accompanying notes are an integral part of these
                         combined financial statements.



                                     -F12-

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE PRODUCTION PARTNERSHIP I-F

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Production Partnership I-F, an Oklahoma general partnership, at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 19, 2001



                                     -F13-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             Combined Balance Sheets
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                   2000            1999
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  437,623      $  254,500
   Accounts receivable:
      Oil and gas sales                            359,478         250,188
                                                 ---------       ---------
      Total current assets                      $  797,101      $  504,688

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method                  1,000,652       1,110,525

DEFERRED CHARGE                                    464,191         375,691
                                                 ---------       ---------
                                                $2,261,944      $1,990,904
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                              $   32,992      $   33,956
  Gas imbalance payable                             67,508          68,901
                                                 ---------       ---------
    Total current liabilities                   $  100,500      $  102,857

ACCRUED LIABILITY                               $  185,520      $  122,086

PARTNERS' CAPITAL (DEFICIT):
  General Partner                               $    7,531     ($    9,232)
  Limited Partners, issued and
    outstanding, 14,321 Units                    1,968,393       1,775,193
                                                 ---------       ---------
    Total Partners' capital                     $1,975,924      $1,765,961
                                                 ---------       ---------
                                                $2,261,944      $1,990,904
                                                 =========       =========


              The accompanying notes are an integral part of these
                         combined financial statements.



                                     -F14-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       Combined Statements of Operations
             For the Years Ended December 31, 2000, 1999, and 1998

                                       2000           1999           1998
                                    ----------     ----------     ----------
REVENUES:
   Oil and gas sales                $2,022,926     $1,292,077     $1,442,718
   Interest income                      16,111          3,902         12,630
   Gain on sale of oil and
      gas properties                    64,487            546        380,920
   Insurance settlement                   -           472,500           -
                                     ---------      ---------      ---------
                                    $2,103,524     $1,769,025     $1,836,268
COSTS AND EXPENSES:
   Lease operating                  $  401,239     $  345,710     $  571,401
   Production tax                      128,314         79,336         96,615
   Depreciation, depletion,
      and amortization of oil
      and gas properties               153,255        221,991        254,674
   Impairment provision                   -              -           382,925
   General and administrative          180,435        178,697        177,383
                                     ---------      ---------      ---------
                                    $  863,243     $  825,734     $1,482,998
                                     ---------      ---------      ---------
NET INCOME                          $1,240,281     $  943,291     $  353,270
                                     =========      =========      =========

GENERAL PARTNER  -
   NET INCOME                       $  205,081     $  171,987     $  140,360
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $1,035,200     $  771,304     $  212,910
                                     =========      =========      =========

NET INCOME per Unit                 $    72.29     $    53.86     $    14.87
                                     =========      =========      =========

UNITS OUTSTANDING                       14,321         14,321         14,321
                                     =========      =========      =========


              The accompanying notes are an integral part of these
                         combined financial statements.



                                     -F15-

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2000, 1999, and 1998


                                   Limited        General
                                  Partners        Partner          Total
                                ------------    ----------     ------------

Balance, Dec. 31, 1997           $2,409,979     ($ 59,811)      $2,350,168
   Net income                       212,910       140,360          353,270
   Cash distributions           ( 1,224,000)    ( 175,096)     ( 1,399,096)
                                  ---------       -------        ---------

Balance, Dec. 31, 1998           $1,398,889     ($ 94,547)      $1,304,342
   Net income                       771,304       171,987          943,291
   Cash distributions           (   395,000)    (  86,672)     (   481,672)
                                  ---------       -------        ---------

Balance, Dec. 31, 1999           $1,775,193     ($  9,232)      $1,765,961
   Net income                     1,035,200       205,081        1,240,281
   Cash distributions           (   842,000)    ( 188,318)     ( 1,030,318)
                                  ---------       -------        ---------

Balance, Dec. 31, 2000           $1,968,393      $  7,531       $1,975,924
                                  =========       =======        =========


              The accompanying notes are an integral part of these
                         combined financial statements.



                                     -F16-

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998

                                         2000         1999         1998
                                     ------------ ------------ ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,240,281    $ 943,291     $353,270
   Adjustments  to  reconcile
     net income to  net  cash
     provided  by  operating
     activities:
     Depreciation, depletion,
       and amortization of oil
       and gas properties                153,255      221,991      254,674
     Impairment provision                   -            -         382,925
     Gain on sale of oil
       and gas properties            (    64,487)  (      546)    (380,920)
     (Increase) decrease in
       accounts receivable -
       oil and gas sales             (   109,290)  (   54,744)     112,290
     Decrease in accounts
       receivable - other                   -            -          48,942
     (Increase) decrease in
       deferred charge               (    88,500)  (   28,987)     154,312
     Increase (decrease) in
       accounts payable              (       964)  (  372,784)     353,535
     Increase (decrease) in gas
       imbalance payable             (     1,393)      30,163  (     8,308)
     Increase (decrease) in
       accrued liability                  63,434       12,933  (     7,248)
                                       ---------    ---------    ---------
  Net cash provided by
   operating activities               $1,192,336    $ 751,317   $1,263,472
                                       ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   62,963)  ($  23,334)   ($548,339)
   Proceeds from sale of
      oil and gas properties              84,068        2,732      438,200
                                       ---------    ---------    ---------
   Net cash provided (used)
      by investing activities         $   21,105   ($  20,602)   ($110,139)
                                       ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,030,318)  ($ 481,672) ($1,399,096)
                                       ---------    ---------    ---------



                                     -F17-

   Net cash used by financing
      activities                     ($1,030,318)  ($ 481,672) ($1,399,096)
                                       ---------     --------    ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $  183,123    $ 249,043    ($245,763)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                254,500        5,457      251,220
                                       ---------     --------    ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  437,623    $ 254,500   $    5,457
                                       =========     ========    =========


              The accompanying notes are an integral part of these
                         combined financial statements.



                                     -F18-

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
                   Notes to the Combined Financial Statements
             For the Years Ended December 31, 2000, 1999, and 1998


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

      The Partnerships' original termination date under their partnership agreements was December 31, 1999. The General Partner has extended the terms of the Partnerships for a two year period to December 31, 2001 pursuant to its right to extend the term of each Partnership for up to five periods of two years each.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner."

      An affiliate of the General Partner owned the following Units at December 31, 2000:



                                     -F19-

                               Number of        Percent of
            Partnership       Units Owned    Outstanding Units
            -----------       -----------    -----------------
               I-D               1,417             19.7%
               I-E               6,133             14.7%
               I-F               3,644             25.4%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


      Allocation of Costs and Revenues

      The combination of the allocation provisions in each Partnership's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                                  Before Payout(1)        After Payout(1)
                                --------------------    --------------------
                                General     Limited     General     Limited
                                Partner     Partners    Partner     Partners
        Costs(2)                --------    --------    --------    --------
------------------------
Sales commissions, pay-
     ment for organization
     and offering costs
     and management fee            1%          99%          -           -
Property acquisition
     costs                         1%          99%          1%         99%
Identified development
     drilling                      1%          99%          1%         99%
Development drilling              10%          90%         15%         85%
General and administra-
     tive costs, direct
     administrative costs
     and operating costs(3)       10%          90%         15%         85%





                                     -F20-

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




                                     -F21-

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




                                     -F22-

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 2000, 1999, and 1998, were as follows:

            Partnership        2000        1999        1998
            -----------       ------      ------      ------

                I-D           $1.12       $1.41       $1.12
                I-E            1.67        2.07        1.89
                I-F            1.85        2.43        2.15


      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1998, the I-E and I-F Partnerships recorded non-cash charges against earnings (impairment provisions) of $547,048 and $382,925, respectively. No other impairment provisions were recorded by the Partnerships during the three years ended December 31, 2000. The risk that the Partnerships will be required to record similar impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 2000 and 1999, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:



                                     -F23-

                                 2000                       1999
                        ----------------------     ----------------------
      Partnership          Mcf         Amount         Mcf         Amount
      -----------       ---------     --------     ---------     --------

          I-D             232,319     $121,991       233,407     $ 85,847
          I-E           1,013,580      675,247     1,067,927      622,281
          I-F             378,345      464,191       396,006      375,691


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 2000 and 1999, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                2000                       1999
                        ----------------------     --------------------
      Partnership         Mcf          Amount        Mcf        Amount
      -----------       -------       --------     -------     --------

          I-D            78,379       $ 41,157      71,772     $ 26,398
          I-E           365,979        243,815     326,006      189,964
          I-F           151,210        185,520     128,688      122,086


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2000 and 1999 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:




                                     -F24-

                               2000                       1999
                        -------------------        -------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------       -------     -------        -------    --------

          I-D            25,085     $ 37,628        24,395    $ 36,593
          I-E           106,001      159,002       116,426     174,639
          I-F            45,005       67,508        45,934      68,901

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


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the



                                     -F25-

Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2000, 1999, and 1998:

            Partnership         2000         1999         1998
            -----------       --------     --------     --------

                I-D           $ 79,944     $ 79,944     $ 79,944
                I-E            464,880      464,880      464,880
                I-F            159,120      159,120      159,120


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


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2000, 1999, and 1998:


Partnership             Purchaser                        Percentage
-----------       ---------------------         --------------------------
                                                2000        1999     1998
                                                -----       -----    -----

      I-D         El Paso Energy Marketing
                    Company ("El Paso")         34.1%       48.4%    41.5%
                  Sid Richardson Carbon
                    & Gas ("Richardson")        15.2%         -        -
                  Hallwood Petroleum            11.0%       11.7%    20.0%
                  Duke Energy Field
                    Services                    10.7%         -        -
                  Conoco, Inc. ("Conoco")         -         18.8%      -



                                     -F26-

      I-E         El Paso                       37.3%       54.6%    55.5%
                  Richardson                    16.8%         -        -
                  Amoco Production Co.          10.0%         -        -

      I-F         El Paso                       29.5%       30.7%    35.6%
                  Amoco Production Co.          12.5%       11.7%      -
                  Conoco                          -         10.8%      -


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


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2000 and 1999 were as follows:



                                 I-D Partnership
                                 ---------------

                                              2000              1999
                                          ------------      ------------

            Proved properties              $ 4,611,546       $4,607,189

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             (  4,146,511)     ( 4,084,889)
                                            ----------        ---------

            Net oil and gas
               properties                  $   465,035       $  522,300
                                            ==========        =========



                                     -F27-

                                 I-E Partnership
                                 ---------------

                                              2000              1999
                                          ------------      ------------

            Proved properties              $26,510,750       $26,692,096

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 23,369,993)     ( 23,118,865)
                                            ----------        ----------

            Net oil and gas
               properties                  $ 3,140,757       $ 3,573,231
                                            ==========        ==========


                                 I-F Partnership
                                 ---------------

                                             2000              1999
                                          -----------       -----------

            Proved properties              $7,914,602        $8,044,032

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 6,913,950)      ( 6,933,507)
                                            ---------         ---------

            Net oil and gas
               properties                  $1,000,652        $1,110,525
                                            =========         =========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2000, 1999, and 1998. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2000, 1999, and 1998 were as follows:

         Partnership        2000         1999          1998
         -----------      --------     --------      --------
             I-D          $ 5,264      $ 2,037       $  1,811
             I-E           97,556       35,443        762,520
             I-F           62,963       23,334        548,339



                                     -F28-

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 2000, 1999, and 1998, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                                 I-D Partnership
                                 ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1997                40,998           1,939,247
   Production                               ( 11,249)         (  456,195)
   Sales of minerals in place               (  1,568)         (  134,605)
   Extensions and discoveries                  7,889              76,181
   Revisions of previous
      estimates                                1,706             210,269
                                             -------           ---------

Proved reserves, Dec. 31, 1998                37,776           1,634,897
   Production                               (  8,482)         (  314,010)
   Revisions of previous
      estimates                               80,895             272,928
                                             -------           ---------

Proved reserves, Dec. 31, 1999               110,189           1,593,815
   Production                               (  5,645)         (  296,803)
   Revisions of previous
      estimates                             ( 46,700)            147,246

                                             -------           ---------

Proved reserves, Dec. 31, 2000                57,844           1,444,258
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 1998                          37,776           1,634,897
                                             =======           =========
   December 31, 1999                         110,166           1,593,084
                                             =======           =========
   December 31, 2000                          57,844           1,444,258
                                             =======           =========




                                     -F29-

                                 I-E Partnership
                                 ---------------

                                              Crude              Natural
                                               Oil                 Gas
                                            (Barrels)             (Mcf)
                                            ---------         ------------
Proved reserves, Dec. 31, 1997               399,673           10,551,009
   Production                               ( 64,346)         ( 2,016,034)
   Sales of minerals in place               (  6,928)         (   687,223)
   Extensions and discoveries                 35,494              491,481
   Revisions of previous
      estimates                             ( 45,323)           1,040,638
                                             -------           ----------

Proved reserves, Dec. 31, 1998               318,570            9,379,871
   Production                               ( 58,465)         ( 1,540,061)
   Extensions and discoveries                     67               16,189
   Revisions of previous
      estimates                              467,644              435,563
                                             -------           ----------

Proved reserves, Dec. 31, 1999               727,816            8,291,562
   Production                               ( 52,169)         ( 1,490,003)
   Sales of minerals in place               ( 31,935)         (    23,549)
   Extensions and discoveries                   -                  23,214
   Revisions of previous
      estimates                             (204,637)             741,370
                                             -------           ----------
Proved reserves, Dec. 31, 2000               439,075            7,542,594

                                             =======           ==========


PROVED DEVELOPED RESERVES:

   December 31, 1998                         318,570            9,379,871
                                             =======           ==========
   December 31, 1999                         727,565            8,283,990
                                             =======           ==========
   December 31, 2000                         439,075            7,542,594
                                             =======           ==========





                                     -F30-

                                 I-F Partnership
                                 ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1997               197,431           3,330,621
   Production                               ( 30,203)         (  530,040)
   Sales of minerals in place               (  2,473)         (  248,611)
   Extensions and discoveries                 16,858             262,256
   Revisions of previous
      estimates                             ( 32,096)            220,951
                                             -------           ---------

Proved reserves, Dec. 31,1998                149,517           3,035,177
   Production                               ( 27,794)         (  381,318)
   Extensions and discoveries                     46              11,332
   Revisions of previous
      estimates                              229,882             105,148
                                             -------           ---------

Proved reserves, Dec. 31,1999                351,651           2,770,339
   Production                               ( 25,105)         (  347,462)
   Sales of minerals in place               ( 22,359)         (   16,485)
   Extensions and discoveries                   -                 16,250
   Revisions of previous
      estimates                             ( 93,309)            175,485
                                             -------           ---------

Proved reserves, Dec. 31, 2000               210,878           2,598,127
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 1998                         149,517           3,035,177
                                             =======           =========
   December 31, 1999                         351,522           2,766,466
                                             =======           =========
   December 31, 2000                         210,878           2,598,127
                                             =======           =========



      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 2000 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:




                                     -F31-

                                             Partnership
                                    ----------------------------------
                                         I-D                  I-E
                                    ------------         -------------

Future cash inflows                  $10,146,140          $55,738,221
Future production and
   development costs                (  1,746,187)        ( 11,583,815)
                                      ----------           ----------

      Future net cash
         flows                       $ 8,399,953          $44,154,406

10% discount to
   reflect timing of
   cash flows                       (  3,051,852)        ( 15,289,099)
                                      ----------           ----------

Standardized measure
   of discounted
   future net cash
   flows                             $ 5,348,101          $28,865,307
                                      ==========           ==========


                                                I-F
                                          ---------------

Future cash inflows                         $20,988,369
Future production and
   development costs                       (  4,981,637)
                                             ----------

      Future net cash
         flows                              $16,006,732

10% discount to
   reflect timing of
   cash flows                              (  6,320,340)
                                             ----------

Standardized measure
   of discounted
   future net cash
   flows                                    $ 9,686,392
                                             ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change



                                     -F32-
substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' estimated future cash inflows as of December 31, 2000 were determined using the following year end prices:

               Partnership         Oil (per Bbl)       Gas (per Mcf)
               -----------         -------------       -------------
                  I-D                 $31.78               $5.75
                  I-E                  30.69                5.60
                  I-F                  30.72                5.58


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2000 and 1999 are as follows:



                                     -F33-

                                 I-D Partnership
                                 ---------------

                                                   2000
                           -----------------------------------------------------
                            First          Second         Third        Fourth
                           Quarter         Quarter       Quarter       Quarter
                           --------       --------      --------      --------

Total Revenues             $220,463       $372,089      $372,965       $322,396
Gross Profit (1)            136,327        327,090       320,163        285,538
Net Income                   93,033        284,790       280,330        256,840
Limited Partners'
   Net Income
   Per Unit                   10.71          33.29         32.84          30.27




                                                   1999
                           ----------------------------------------------------
                            First          Second         Third         Fourth
                           Quarter         Quarter       Quarter        Quarter
                           --------       --------      --------       --------

Total Revenues             $133,632       $191,341      $252,428       $200,540
Gross Profit (1)             80,148        168,471       213,270        156,500
Net Income                   36,318        133,689       176,929         95,514
Limited Partners'
   Net Income
   Per Unit                    3.98          15.57         20.64          10.54

--------------------
(1) Total revenues less oil and gas production expenses.



                                     -F34-

                                 I-E Partnership
                                 ---------------

                                                  2000
                       ---------------------------------------------------------
                        First            Second           Third        Fourth
                       Quarter           Quarter         Quarter       Quarter
                       ---------        ----------      ----------     ---------

Total Revenues        $1,332,130        $1,669,636      $2,013,576    $1,949,334
Gross Profit (1)         990,403         1,357,401        1,683,533    1,490,821
Net Income               686,385         1,093,650        1,418,832    1,300,602
Limited Partners'
   Net Income
   Per Unit                13.48             21.78            28.41        26.25




                                                  1999
                       ---------------------------------------------------------
                        First            Second           Third         Fourth
                       Quarter           Quarter         Quarter        Quarter
                       ---------        ----------      ----------     ---------

Total Revenues        $  705,239        $1,626,967      $1,260,660    $1,263,310
Gross Profit (1)         406,788         1,368,073         990,726       936,652
Net Income               114,693         1,104,915         713,570       596,224
Limited Partners'
   Net Income
   Per Unit                 1.87             21.99           14.00         11.41

--------------------
(1) Total revenues less oil and gas production expenses.



                                     -F35-

                                 I-F Partnership
                                 ---------------

                                                  2000
                       ---------------------------------------------------------
                        First            Second           Third         Fourth
                       Quarter           Quarter         Quarter        Quarter
                       ---------        ---------       ---------      ---------

Total Revenues          $441,901         $506,349        $589,601       $565,673
Gross Profit (1)         299,143          375,661         458,548        440,619
Net Income               207,208          297,904         381,221        353,948
Limited Partners'
   Net Income
   Per Unit                11.95            17.37           22.34          20.63




                                                  1999
                       ---------------------------------------------------------
                        First            Second           Third         Fourth
                       Quarter           Quarter         Quarter        Quarter
                       ---------        ---------       ---------      ---------

Total Revenues          $214,466         $769,989        $409,976       $374,594
Gross Profit (1)         107,257          668,575         287,115        281,032
Net Income                14,656          581,075         195,536        152,024
Limited Partners'
   Net Income
   Per Unit                  .48            34.06           11.13           8.19

--------------------
(1) Total revenues less oil and gas production expenses.






                                     -F36-

                                INDEX TO EXHIBITS
                                -----------------

Number      Description
------      -----------
4.1         Amended  and  Restated   Agreement   and   Certificate   of  Limited
            Partnership  dated March 4, 1986 for Geodyne  Energy Income  Limited
            Partnership I-D filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.2 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.3 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.4 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.5 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.6 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year



                                     -F37-
            ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.8 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.9 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.10 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.11 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.12 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.13        Fourth   Amendment   to  Amended  and   Restated   Agreement   and
            Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-D


                                     -F38-
            filed as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.14 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.15 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

10.1 Amended and Restated Agreement of Partnership dated March 4, 1986 for Geodyne Energy Income Production Partnership I-D filed as
            Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

10.2 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

10.3 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

10.4 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

10.5 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February



                                     -F39-

            25, 1999 and is hereby incorporated by reference.

10.6 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

10.7 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

10.8 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

10.9 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

10.10 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

10.11 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

10.12 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.




                                     -F40-

*23.1 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership I-D.

*23.2 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership I-E.

*23.3 Consent of Ryder Scott Company, L.P. for Geodyne Energy Income Limited Partnership I-F.

      All other Exhibits are omitted as inapplicable.

      ----------

      * Filed herewith.


                                     -F41-