Form 10-K405/A
period 2000-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2001-03-13
CIK 799178, 806613, 811031

FORM 10-K405/A
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               AMENDMENT No. 1 TO
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


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

                   DOCUMENTS INCORPORATED BY REFERENCE: None







                     -----------------------------------


                                Form 10-K405/A
                               Amendment No. 1
                                 Introduction


This Amendment No. 1 to Annual Report on Form 10-K405/A for the year ended December 31, 2000 corrects errors included in Item 12 (Page 45), and Note 1 to the Combined Financial Statements (Page F-20) by substituting 9,133 and 21.8% for 6,133 and 14.7% as the number and percent of Units of Geodyne Energy Income Limited Partnership I-E beneficially owned at February 1, 2000, by all affiliates, directors, and officers of the General Partner as a group and the General Partner.

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


                                                     Number of Units
                                                       Beneficially
                                                      Owned (Percent
          Beneficial Owner                           of Outstanding)
------------------------------------                ------------------

I-D Partnership:
---------------
  Samson Resources Company                           1,417      (19.7%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   1,417      (19.7%)

I-E Partnership:
---------------
  Samson Resources Company                           9,133      (21.8%)


  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   9,133      (21.8%)

I-F Partnership:
---------------
  Samson Resources Company                           3,644      (25.4%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   3,644      (25.4%)



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


                                          March 13, 2001

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

By:   /s/ Dennis R. Neill       President and            March 13, 2001
      -------------------       Director (Principal
          Dennis R. Neill       Executive Officer)

      /s/ Dennis R. Neill       (Principal               March 13, 2001
      -------------------       Financial and
          Patrick M. Hall       Accounting Officer)

      /s/ Denis R. Neill        Secretary                March 13, 2001
      -------------------
          Judy K. Fox

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

      An affiliate of the General Partner owned the following Units at December 31, 2000:



                                     -F19-

                               Number of        Percent of
            Partnership       Units Owned    Outstanding Units
            -----------       -----------    -----------------
               I-D               1,417             19.7%
               I-E               9,133             21.8%
               I-F               3,644             25.4%

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