Form 10-Q
period 2001-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2001-05-11
CIK 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001


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
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  235,126        $  238,748
   Accounts receivable:
      Oil and gas sales                          216,687           238,567
                                              ----------        ----------
        Total current assets                  $  451,813        $  477,315

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 495,398           465,035

DEFERRED CHARGE                                  121,991           121,991
                                              ----------        ----------
                                              $1,069,202        $1,064,341
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $    8,160        $    8,646
   Gas imbalance payable                          33,399            37,628
                                              ----------        ----------
        Total current liabilities             $   41,559        $   46,274

ACCRUED LIABILITY                             $   39,330        $   41,157

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   13,337)      ($   11,358)
   Limited Partners, issued and
      outstanding, 7,195 units                 1,001,650           988,268
                                              ----------        ----------
        Total Partners' capital               $  988,313        $  976,910
                                              ----------        ----------
                                              $1,069,202        $1,064,341
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                              ---------         ---------

REVENUES:
   Oil and gas sales                           $361,981          $218,773
   Interest income                                2,719             1,690
   Gain on sale of oil and gas
      Properties                                  2,933                 -
                                               --------          --------
                                               $367,633          $220,463

COSTS AND EXPENSES:
   Lease operating                             $ 32,534          $ 68,992
   Production tax                                28,811            15,144
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 10,704            16,447
   General and administrative
      (Note 2)                                   36,688            26,847
                                               --------          --------
                                               $108,737          $127,430
                                               --------          --------

NET INCOME                                     $258,896          $ 93,033
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 39,514          $ 16,004
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $219,382          $ 77,029
                                               ========          ========
NET INCOME per unit                            $  30.49          $  10.71
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $258,896          $ 93,033
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                10,704            16,447
      Gain on sale of oil and gas
        properties                             (   2,933)                -
      (Increase) decrease in accounts
        receivable - oil and gas sales            21,880         (   2,855)
      Increase (decrease) in accounts
        payable                                (     486)           32,553
      Decrease in gas imbalance payable        (   4,229)                -
      Decrease in accrued liability            (   1,827)                -
                                                --------          --------
Net cash provided by operating
   activities                                   $282,005          $139,178
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 41,130)        ($  1,364)
   Proceeds from sale of oil and
      gas properties                               2,996                 -
                                                --------          --------
Net cash used by investing activities          ($ 38,134)        ($  1,364)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($247,493)        ($172,610)
                                                --------          --------
Net cash used by financing activities          ($247,493)        ($172,610)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($  3,622)        ($ 34,796)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           238,748           183,942
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $235,126          $149,146
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2001              2000
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,291,260        $1,309,542
   Accounts receivable:
      Oil and gas sales                        1,209,371         1,320,349
                                              ----------        ----------
        Total current assets                  $2,500,631        $2,629,891

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,284,473         3,140,757

DEFERRED CHARGE                                  675,247           675,247
                                              ----------        ----------
                                              $6,460,351        $6,445,895
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   74,923        $   71,113
   Gas imbalance payable                         116,370           159,002
                                              ----------        ----------
        Total current liabilities             $  191,293        $  230,115

ACCRUED LIABILITY                             $  234,539        $  243,815

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   33,623)      ($   25,660)
   Limited Partners, issued and
      outstanding, 41,839 units                6,068,142         5,997,625
                                              ----------        ----------
        Total Partners' capital               $6,034,519        $5,971,965
                                              ----------        ----------
                                              $6,460,351        $6,445,895
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001             2000
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $2,113,372       $1,322,408
   Interest income                                15,103            9,722
   Gain on sale of oil and gas
      properties                                   9,400                -
                                              ----------       ----------
                                              $2,137,875       $1,332,130

COSTS AND EXPENSES:
   Lease operating                            $  271,103       $  261,538
   Production tax                                146,462           80,189
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 104,323          148,310
   General and administrative
      (Note 2)                                   138,880          155,708
                                              ----------       ----------
                                              $  660,768       $  645,745
                                              ----------       ----------

NET INCOME                                    $1,477,107       $  686,385
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  232,590       $  122,263
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,244,517       $  564,122
                                              ==========       ==========
NET INCOME per unit                           $    29.75       $    13.48
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                               -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,477,107         $686,385
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 104,323          148,310
      Gain on sale of oil and gas
        properties                             (     9,400)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales             110,978        (  40,798)
      Increase (decrease) in accounts
        payable                                      3,810        (  35,488)
      Decrease in gas imbalance
        payable                                (    42,632)               -
      Decrease in accrued liability            (     9,276)               -
                                                ----------         --------
Net cash provided by operating
   activities                                   $1,634,910         $758,409
                                                ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  248,039)       ($ 10,786)
   Proceeds from sale of oil and
      gas properties                                 9,400                -
                                                ----------         --------
Net cash used by investing activities          ($  238,639)       ($ 10,786)
                                                ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($1,414,553)       ($854,195)
                                                ----------         --------
Net cash used by financing activities          ($1,414,553)       ($854,195)
                                                ----------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($   18,282)       ($106,572)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,309,542          891,310
                                                ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,291,260         $784,738
                                                ==========         ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  419,333        $  437,623
   Accounts receivable:
      Oil and gas sales                          308,476           359,478
                                              ----------        ----------
        Total current assets                  $  727,809        $  797,101

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 973,157         1,000,652

DEFERRED CHARGE                                  464,191           464,191
                                              ----------        ----------
                                              $2,165,157        $2,261,944
                                              ==========        ==========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                           $   33,682        $   32,992
   Gas imbalance payable                          43,416            67,508
                                              ----------        ----------
        Total current liabilities             $   77,098        $  100,500

ACCRUED LIABILITY                             $  185,520        $  185,520

PARTNERS' CAPITAL:
   General Partner                            $    3,482        $    7,531
   Limited Partners, issued and
      outstanding, 14,321 units                1,899,057         1,968,393
                                              ----------        ----------
        Total Partners' capital               $1,902,539        $1,975,924
                                              ----------        ----------
                                              $2,165,157        $2,261,944
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $557,666          $439,003
   Interest income                                4,793             2,898
   Gain on sale of oil and gas
      properties                                 38,573                 -
                                               --------          --------
                                               $601,032          $441,901

COSTS AND EXPENSES:
   Lease operating                             $108,508          $116,902
   Production tax                                35,562            25,856
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 35,180            38,584
   General and administrative
      (Note 2)                                   57,700            53,351
                                               --------          --------
                                               $236,950          $234,693
                                               --------          --------

NET INCOME                                     $364,082          $207,208
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 53,418          $ 36,048
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $310,664          $171,160
                                               ========          ========
NET INCOME per unit                            $  21.69          $  11.95
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $364,082         $207,208
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 35,180           38,584
      Gain on sale of oil and gas
        properties                              (  38,573)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales             51,002        (  18,978)
      Increase (decrease) in accounts
        payable                                       690        (   3,092)
      Decrease in gas imbalance payable         (  24,092)               -
                                                 --------         --------
Net cash provided by operating
   activities                                    $388,289         $223,722
                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  7,685)       ($  4,400)
   Proceeds from sale of oil and gas
      properties                                   38,573                -
                                                 --------         --------
Net cash provided (used) by investing
   activities                                    $ 30,888        ($  4,400)
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($437,467)       ($228,080)
                                                 --------         --------
Net cash used by financing activities           ($437,467)       ($228,080)
                                                 --------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($ 18,290)       ($  8,758)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            437,623          254,500
                                                 --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $419,333         $245,742
                                                 ========         ========



         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2001, combined statements of operations for the three months ended March 31, 2001 and 2000, and combined statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2001, the combined results of operations for the three months ended March 31, 2001 and 2000, and the combined cash flows for the three months ended March 31, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                 $16,702                   $ 19,986
               I-E                  22,660                    116,220
               I-F                  17,920                     39,780

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for particular quarterly cash distribution. During the three months ended March 31, 2001, capital expenditures for the I-D and I-E Partnerships totaled $41,130 and $248,039, respectively. These expenditures were primarily due to the recompletion of the Haley 08-1 well, located in Winkler County, Texas, in which the I-D and I-E Partnerships own interests of 1.2% and 7.3%, respectively.

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

      I-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $361,981         $218,773
      Oil and gas production expenses             $ 61,345         $ 84,136
      Barrels produced                               1,037            1,669
      Mcf produced                                  51,633           72,913
      Average price/Bbl                           $  28.49         $  27.03
      Average price/Mcf                           $   6.44         $   2.38

      As shown in the table above, total oil and gas sales increased $143,208 (65.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $209,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $17,000 and $51,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 632 barrels and 21,280 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to ongoing production difficulties on one significant well during the three months ended March 31, 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2001. Average oil and gas prices increased to $28.49 per barrel and $6.44 per Mcf, respectively, for the three months ended March 31, 2001 from $27.03 per barrel and $2.38 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $22,791 (27.1%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to workover expenses incurred on one significant well during the three months ended March 31, 2000 in order to improve the recovery of reserves. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.9% for the three months ended March 31, 2001 from 38.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,743 (34.9%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.0% for the three months ended March 31, 2001 from 7.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $9,841 (36.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to a change in allocation of audit fees among the I-D Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses decreased to 10.1% for the three months ended March 31, 2001 from 12.3% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2001  totaling   $15,321,175  or  212.95%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $2,113,372       $1,322,408
      Oil and gas production expenses           $  417,565       $  341,727
      Barrels produced                              11,520           14,474
      Mcf produced                                 288,560          402,090
      Average price/Bbl                         $    27.44       $    26.70
      Average price/Mcf                         $     6.23       $     2.33

      As shown in the table above, total oil and gas sales increased $790,964 (59.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $1,125,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $79,000 and $264,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,954 barrels and 113,530 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of three wells during 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a negative gas balancing adjustment made by the operator on one significant well during the three months ended March 31, 2001. Average oil and gas prices increased to $27.44 per barrel and $6.23 per Mcf, respectively, for the three months ended March 31, 2001 from $26.70 per barrel and $2.33 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $75,838 (22.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on one significant well during the three months ended March 31, 2001 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 19.8% for the three months ended March 31, 2001 from 25.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $43,987 (29.7%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended March 31, 2001 from 11.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $16,828 (10.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to a change in allocation of audit fees among the I-E Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses decreased to 6.6% for the three months ended March 31, 2001 from 11.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2001  totaling   $59,849,552  or  143.05%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $557,666         $439,003
      Oil and gas production expenses             $144,070         $142,758
      Barrels produced                               5,571            7,126
      Mcf produced                                  72,112           95,870
      Average price/Bbl                           $  27.79         $  26.81
      Average price/Mcf                           $   5.59         $   2.59

      As shown in the table above, total oil and gas sales increased $118,663 (27.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $216,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $42,000 and $61,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,555 barrels and 23,758 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) the sale of three wells during 2000. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil and gas prices increased to $27.79 per barrel and $5.59 per Mcf, respectively, for the three months ended March 31, 2001 from $26.81 per barrel and $2.59 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 25.8% for the three months ended March 31, 2001 from 32.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,404 (8.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by a downward revision in the estimates of remaining oil and gas reserves at December 31, 2000 on several significant wells. As a percentage of oil and gas sales, this expense decreased to 6.3% for the three months ended March 31, 2001 from 8.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,349 (8.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 10.3% for the three months ended March 31, 2001 from 12.2% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2001  totaling   $19,603,664  or  136.89%  of  Limited  Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None.

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2001:

                  Date of Event                       January 26, 2001
                  Date filed with the SEC             January 26, 2001
                  Items Included                      Item 5 - Other
                                                      Events
                                                      Item 7 - Exhibits

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


                                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 11, 2001                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 11, 2001                 By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer