Form 10-Q
period 2001-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E
filed 2001-08-14
CIK 799178, 811031, 806613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2001


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
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  220,540        $  238,748
   Accounts receivable:
      Oil and gas sales                          190,628           238,567
                                              ----------        ----------
        Total current assets                  $  411,168        $  477,315

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 485,835           465,035

DEFERRED CHARGE                                  121,991           121,991
                                              ----------        ----------
                                              $1,018,994        $1,064,341
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $    8,249        $    8,646
   Gas imbalance payable                          33,399            37,628
                                              ----------        ----------
        Total current liabilities             $   41,648        $   46,274

ACCRUED LIABILITY                             $   39,330        $   41,157

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   17,391)      ($   11,358)
   Limited Partners, issued and
      outstanding, 7,195 units                   955,407           988,268
                                              ----------        ----------
        Total Partners' capital               $  938,016        $  976,910
                                              ----------        ----------
                                              $1,018,994        $1,064,341
                                              ==========        ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                2001              2000
                                              ---------         ---------

REVENUES:
   Oil and gas sales                           $293,201          $369,857
   Interest income                                2,067             2,232
                                               --------          --------
                                               $295,268          $372,089

COSTS AND EXPENSES:
   Lease operating                             $ 55,029          $ 22,161
   Production tax                                18,362            22,838
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 10,539            20,241
   General and administrative
      (Note 2)                                   22,017            22,059
                                               --------          --------
                                               $105,947          $ 87,299
                                               --------          --------

NET INCOME                                     $189,321          $284,790
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 29,564          $ 45,217
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $159,757          $239,573
                                               ========          ========
NET INCOME per unit                            $  22.20          $  33.29
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001             2000
                                              ----------        ---------

REVENUES:
   Oil and gas sales                           $655,182          $588,630
   Interest income                                4,786             3,922
   Gain on sale of oil and gas
      properties                                  2,933                 -
                                               --------          --------
                                               $662,901          $592,552

COSTS AND EXPENSES:
   Lease operating                             $ 87,563          $ 91,153
   Production tax                                47,173            37,982
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 21,243            36,688
   General and administrative
      (Note 2)                                   58,705            48,906
                                               --------          --------
                                               $214,684          $214,729
                                               --------          --------

NET INCOME                                     $448,217          $377,823
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 69,078          $ 61,221
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $379,139          $316,602
                                               ========          ========
NET INCOME per unit                            $  52.69          $  44.00
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001              2000
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $448,217          $377,823
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                21,243            36,688
      Gain on sale of oil and gas
        properties                             (   2,933)                -
      (Increase) decrease in accounts
        receivable - oil and gas sales            47,939         (  79,893)
      Decrease in accounts payable             (     397)        (   7,422)
      Decrease in gas imbalance payable        (   4,229)                -
      Decrease in accrued liability            (   1,827)                -
                                                --------          --------
Net cash provided by operating
   activities                                   $508,013          $327,196
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 42,335)        ($  1,455)
   Proceeds from sale of oil and
      gas properties                               3,225               444
                                                --------          --------
Net cash used by investing activities          ($ 39,110)        ($  1,011)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($487,111)        ($278,482)
                                                --------          --------
Net cash used by financing activities          ($487,111)        ($278,482)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 18,208)         $ 47,703

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           238,748           183,942
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $220,540          $231,645
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2001             2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,307,596        $1,309,542
   Accounts receivable:
      Oil and gas sales                        1,125,041         1,320,349
                                              ----------        ----------
        Total current assets                  $2,432,637        $2,629,891

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,181,082         3,140,757

DEFERRED CHARGE                                  675,247           675,247
                                              ----------        ----------
                                              $6,288,966        $6,445,895
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   71,456        $   71,113
   Gas imbalance payable                         116,370           159,002
                                              ----------        ----------
        Total current liabilities             $  187,826        $  230,115

ACCRUED LIABILITY                             $  234,539        $  243,815

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   46,920)      ($   25,660)
   Limited Partners, issued and
      outstanding, 41,839 units                5,913,521         5,997,625
                                              ----------        ----------
        Total Partners' capital               $5,866,601        $5,971,965
                                              ----------        ----------
                                              $6,288,966        $6,445,895
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001             2000
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,795,100       $1,659,215
   Interest income                                11,638           10,421
   Gain on sale of oil and gas
      properties                                     146                -
                                              ----------       ----------
                                              $1,806,884       $1,669,636

COSTS AND EXPENSES:
   Lease operating                            $  229,043       $  201,688
   Production tax                                115,788          110,547
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 105,689          143,250
   General and administrative
      (Note 2)                                   120,565          120,501
                                              ----------       ----------
                                              $  571,085       $  575,986
                                              ----------       ----------

NET INCOME                                    $1,235,799       $1,093,650
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  198,420       $  182,539
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,037,379       $  911,111
                                              ==========       ==========
NET INCOME per unit                           $    24.79       $    21.78
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001             2000
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $3,908,472       $2,981,623
   Interest income                                26,741           20,143
   Gain on sale of oil and gas
      properties                                   9,546                -
                                              ----------       ----------
                                              $3,944,759       $3,001,766

COSTS AND EXPENSES:
   Lease operating                            $  500,146       $  463,226
   Production tax                                262,250          190,736
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 210,012          291,560
   General and administrative
      (Note 2)                                   259,445          276,209
                                              ----------       ----------
                                              $1,231,853       $1,221,731
                                              ----------       ----------

NET INCOME                                    $2,712,906       $1,780,035
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  431,010       $  304,802
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $2,281,896       $1,475,233
                                              ==========       ==========
NET INCOME per unit                           $    54.54       $    35.26
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                               -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $2,712,906       $1,780,035
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 210,012          291,560
      Gain on sale of oil and gas
        properties                             (     9,546)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales             195,308      (   322,919)
      Increase (decrease) in accounts
        payable                                        343      (    31,249)
      Decrease in gas imbalance payable        (    42,632)               -
      Decrease in accrued liability            (     9,276)               -
                                                ----------       ----------
Net cash provided by operating
   activities                                   $3,057,115       $1,717,427
                                                ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  257,743)     ($   52,114)
   Proceeds from sale of oil and gas
      properties                                    16,952                -
                                                ----------       ----------
Net cash used by investing activities          ($  240,791)     ($   52,114)
                                                ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($2,818,270)     ($1,632,072)
                                                ----------       ----------
Net cash used by financing activities          ($2,818,270)     ($1,632,072)
                                                ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($    1,946)      $   33,241

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           1,309,542          891,310
                                                ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $1,307,596       $  924,551
                                                ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  293,649        $  437,623
   Accounts receivable:
      Oil and gas sales                          259,404           359,478
                                              ----------        ----------
        Total current assets                  $  553,053        $  797,101

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 947,942         1,000,652

DEFERRED CHARGE                                  464,191           464,191
                                              ----------        ----------
                                              $1,965,186        $2,261,944
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   33,439        $   32,992
   Gas imbalance payable                          43,416            67,508
                                              ----------        ----------
        Total current liabilities             $   76,855        $  100,500

ACCRUED LIABILITY                             $  185,520        $  185,520

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($    4,492)       $    7,531
   Limited Partners, issued and
      outstanding, 14,321 units                1,707,303         1,968,393
                                              ----------        ----------
        Total Partners' capital               $1,702,811        $1,975,924
                                              ----------        ----------
                                              $1,965,186        $2,261,944
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $427,825          $503,250
   Interest income                                3,387             3,099
   Gain on sale of oil and gas
      properties                                    102                 -
                                               --------          --------
                                               $431,314          $506,349

COSTS AND EXPENSES:
   Lease operating                             $108,436          $ 99,593
   Production tax                                26,096            31,095
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 26,860            35,417
   General and administrative
      (Note 2)                                   42,277            42,340
                                               --------          --------
                                               $203,669          $208,445
                                               --------          --------

NET INCOME                                     $227,645          $297,904
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 37,399          $ 49,179
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $190,246          $248,725
                                               ========          ========
NET INCOME per unit                            $  13.29          $  17.37
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001              2000
                                              -----------       ----------

REVENUES:
   Oil and gas sales                           $  985,491        $942,253
   Interest income                                  8,180           5,997
   Gain on sale of oil and gas
      properties                                   38,675               -
                                               ----------        --------
                                               $1,032,346        $948,250

COSTS AND EXPENSES:
   Lease operating                             $  216,944        $216,495
   Production tax                                  61,658          56,951
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   62,040          74,001
   General and administrative
      (Note 2)                                     99,977          95,691
                                               ----------        --------
                                               $  440,619        $443,138
                                               ----------        --------

NET INCOME                                     $  591,727        $505,112
                                               ==========        ========
GENERAL PARTNER - NET INCOME                   $   90,817        $ 85,227
                                               ==========        ========
LIMITED PARTNERS - NET INCOME                  $  500,910        $419,885
                                               ==========        ========
NET INCOME per unit                            $    34.98        $  29.32
                                               ==========        ========
UNITS OUTSTANDING                                  14,321          14,321
                                               ==========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                   2001             2000
                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $591,727         $505,112
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 62,040           74,001
      Gain on sale of oil and gas
        properties                              (  38,675)               -
      (Increase) decrease in accounts
        receivable - oil and gas sales            100,074        (  92,724)
      Increase (decrease) in accounts
        payable                                       447        (     669)
      Decrease in gas imbalance payable         (  24,092)               -
                                                 --------         --------
Net cash provided by operating
   activities                                    $691,521         $485,720
                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 11,500)       ($ 34,117)
   Proceeds from sale of oil and gas
      properties                                   40,845                -
                                                 --------         --------
Net cash provided (used) by investing
   activities                                    $ 29,345        ($ 34,117)
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($864,840)       ($453,615)
                                                 --------         --------
Net cash used by financing activities           ($864,840)       ($453,615)
                                                 --------         --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($143,974)       ($  2,012)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            437,623          254,500
                                                 --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $293,649         $252,488
                                                 ========         ========



         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2001, combined statements of operations for the three and six months ended June 30, 2001 and 2000, and combined statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2001, the combined results of operations for the three and six months ended June 30, 2001 and 2000, and the combined cash flows for the six months ended June 30, 2001 and 2000.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                  $2,031                   $ 19,986
               I-E                   4,345                    116,220
               I-F                   2,497                     39,780

      During the six months ended June 30, 2001, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                 $18,733                   $ 39,972
               I-E                  27,005                    232,440
               I-F                  20,417                     79,560

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2001 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has previously exercised the first extension for each Partnership, thereby extending their terms to December 31, 2001. The General Partner currently intends to extend the terms of the Partnerships for their second two year extension period to December 31, 2003.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Partnerships' historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 2000. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      I-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $293,201         $369,857
      Oil and gas production expenses             $ 73,391         $ 44,999
      Barrels produced                                 770            1,889
      Mcf produced                                  52,353           90,719
      Average price/Bbl                           $  27.34         $  33.02
      Average price/Mcf                           $   5.20         $   3.39

      As shown in the table above, total oil and gas sales decreased $76,656 (20.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately $37,000 and $130,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $95,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,119 barrels and 38,366 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to the shutting-in of one significant well during the three months ended June 30, 2001 in order to perform a workover. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of another significant well during the three months ended June 30, 2001 in order to perform a workover, (ii) positive prior period volume adjustments made by the operators on two other significant wells during the three months ended June 30, 2000, and (iii) normal declines in production. Average oil prices decreased to $27.34 per barrel for the three months ended June 30, 2001 from $33.02 per barrel for the three months ended June 30, 2000. Average gas prices increased to $5.20 per Mcf for the three months ended June 30, 2001 from $3.39 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $28,392 (63.1%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to workover expenses incurred on one significant well during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 25.0% for the three months ended June 30, 2001 from 12.2% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,702 (47.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.6% for the three months ended June 30, 2001 from 5.5% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 7.5% for the three months ended June 30, 2001 from 6.0% for the three months ended June 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $655,182         $588,630
      Oil and gas production expenses             $134,736         $129,135
      Barrels produced                               1,807            3,558
      Mcf produced                                 103,986          163,632
      Average price/Bbl                           $  28.00         $  30.21
      Average price/Mcf                           $   5.81         $   2.94

      As shown in the table above, total oil and gas sales increased $66,552 (11.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $299,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $53,000 and $175,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,751 barrels and 59,646 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to the shutting-in of one significant well during the six months ended June 30, 2001 in order to perform a workover. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of another significant well during the six months ended June 30, 2001 in order to perform a workover,
      (ii) normal declines in production, and (iii) a negative gas balancing adjustment made by the operator on another significant well during the six months ended June 30, 2001. Average oil prices decreased to $28.00 per barrel for the six months ended June 30, 2001 from $30.21 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.81 per Mcf for the six months ended June 30, 2001 from $2.94 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,601 (4.3%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on one significant well during the six months ended June 30, 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were substantially offset by workover expenses incurred on another significant well during the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 20.6% for the six months ended June 30, 2001 from 21.9% for the six months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,445 (42.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.2% for the six months ended June 30, 2001 from 6.2% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $9,799 (20.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to a change in allocation of audit fees among the I-D Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses increased to 9.0% for the six months ended June 30, 2001 from 8.3% for the six months ended June 30, 2000.

      The Limited  Partners have received  cash  distributions  through June 30,
      2001  totaling   $15,527,175  or  215.81%  of  Limited  Partners'  capital
      contributions

      I-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $1,795,100       $1,659,215
      Oil and gas production expenses           $  344,831       $  312,235
      Barrels produced                              10,439           13,368
      Mcf produced                                 299,725          392,046
      Average price/Bbl                         $    24.72       $    29.62
      Average price/Mcf                         $     5.13       $     3.22

      As shown in the table above, total oil and gas sales increased $135,885 (8.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this increase, approximately $571,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately (i) $87,000 and $297,000, respectively, related to decreases in volumes of oil and gas sold and (ii) $51,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 2,929 barrels and 92,321 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to
      (i) the shutting-in of one significant well during the three months ended June 30, 2001 in order to perform a workover, (ii) the sale of three wells during late 2000, and (iii) the shutting-in of another significant well during the three months ended June 30, 2001 in order to perform repairs and maintenance. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of several wells during the three months ended June 30, 2001 in order to perform repairs and maintenance. Average oil prices decreased to $24.72 per barrel for the three months ended June 30, 2001 from $29.62 per barrel for the three months ended June 30, 2000. Average gas prices increased to $5.13 per Mcf for the three months ended June 30, 2001 from $3.22 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $32,596 (10.4%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended June 30, 2001 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 19.2% for the three months ended June 30, 2001 from 18.8% for the three months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $37,561 (26.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.9% for the three months ended June 30, 2001 from 8.6% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the three months ended June 30, 2001 from 7.3% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2001             2000
                                                ----------       ----------
      Oil and gas sales                         $3,908,472       $2,981,623
      Oil and gas production expenses           $  762,396       $  653,962
      Barrels produced                              21,959           27,842
      Mcf produced                                 588,285          794,136
      Average price/Bbl                         $    26.15       $    28.10
      Average price/Mcf                         $     5.67       $     2.77

      As shown in the table above, total oil and gas sales increased $926,849 (31.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $1,706,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $165,000 and $570,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,883 barrels and 205,851 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to
      (i) normal declines in production, (ii) the shutting-in of one significant well during the six months ended June 30, 2001 in order to perform a workover, and (iii) the sale of three wells during late 2000. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of several wells during the six months ended June 30, 2001 in order to perform repairs and maintenance, and (iii) a negative gas balancing adjustment made by the operator on one significant well during the six months ended June 30, 2001. Average oil prices decreased to $26.15 per barrel for the six months ended June 30, 2001 from $28.10 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.67 per Mcf for the six months ended June 30, 2001 from $2.77 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $108,434 (16.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on three significant wells during the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 19.5% for the six months ended June 30, 2001 from 21.9% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $81,548 (28.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 5.4% for the six months ended June 30, 2001 from 9.8% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses decreased $16,764 (6.1%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 6.6% for the six months ended June 30, 2001 from 9.3% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2001  totaling   $61,041,552  or  145.89%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $427,825         $503,250
      Oil and gas production expenses             $134,532         $130,688
      Barrels produced                               4,500            6,447
      Mcf produced                                  53,582           88,566
      Average price/Bbl                           $  22.69         $  30.94
      Average price/Mcf                           $   6.08         $   3.43

      As shown in the table above, total oil and gas sales decreased $75,425 (15.0%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately $60,000 and $120,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $37,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $142,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,947 barrels and 34,984 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of three wells during late 2000, (ii) the shutting-in of one significant well during the three months ended June 30, 2001 in order to perform a workover, and (iii) the shutting-in of another significant well during the three months ended June 30, 2001 in order to perform repairs and maintenance. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of three significant wells during the three months ended June 30, 2001 in order to perform repairs and maintenance, and (iii) a positive gas balancing adjustment made by the operator on another significant well during the three months ended June 30, 2000. Average oil prices decreased to $22.69 per barrel for the three months ended June 30, 2001 from $30.94 per barrel for the three months ended June 30, 2000. Average gas prices increased to $6.08 per Mcf for the three months ended June 30, 2001 from $3.43 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,844 (2.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to workover expenses incurred on two significant wells during the three months ended June 30, 2001. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 31.4% for the three months ended June 30, 2001 from 26.0% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,557 (24.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by a downward revision in the estimates of remaining oil and gas reserves at December 31, 2000 on several significant wells. As a percentage of oil and gas sales, this expense decreased to 6.3% for the three months ended June 30, 2001 from 7.0% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 9.9% for the three months ended June 30, 2001 from 8.4% for the three months ended June 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001             2000
                                                  --------         --------
      Oil and gas sales                           $985,491         $942,253
      Oil and gas production expenses             $278,602         $273,446
      Barrels produced                              10,071           13,573
      Mcf produced                                 125,694          184,436
      Average price/Bbl                           $  25.51         $  28.77
      Average price/Mcf                           $   5.80         $   2.99

      As shown in the table above, total oil and gas sales increased $43,238 (4.6%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $353,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $101,000 and $176,000, respectively, related to decreases in volumes of oil and gas sold and approximately $33,000 related to a decrease in the average price of oil sold. Volumes of oil and gas sold decreased 3,502 barrels and 58,742 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of oil sold was primarily due to (i) the sale of three wells during late 2000 (ii) the shutting-in of one significant well during the six months ended June 30, 2001 in order to perform a workover, and (iii) the shutting-in of another significant well during the six months ended June 30, 2001 in order to perform repairs and maintenance. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of three significant wells during the six months ended June 30, 2001 in order to perform repairs and maintenance. Average oil prices decreased to $25.51 per barrel for the six months ended June 30, 2001 from $28.77 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.80 per Mcf for the six months ended June 30, 2001 from $2.99 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,156 (1.9%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 28.3% for the six months ended June 30, 2001 from 29.0% for the six months ended June 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties decreased $11,961 (16.2%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to the decreases in volumes of oil and gas sold, which decrease was partially offset by a downward revision in the estimates of remaining oil and gas reserves at December 31, 2000 on several significant wells. As a percentage of oil and gas sales, this expense decreased to 6.3% for the six months ended June 30, 2001 from 7.9% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      General and administrative expenses increased $4,286 (4.5%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.1% for the six months ended June 30, 2001 and 10.2% for the six months ended June 30, 2000.

      The Limited  Partners have received  cash  distributions  through June 30,
      2001  totaling   $19,985,664  or  139.56%  of  Limited  Partners'  capital
      contributions.

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


                        GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 14, 2001              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 14, 2001              By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer