Form 10-K405
period 2001-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E
filed 2002-02-28
CIK 799178, 811031, 806613

FORM 10-K405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                  FORM 10-K405
                                TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................18
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......19

PART II.....................................................................19
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......19
      ITEM 6.     SELECTED FINANCIAL DATA...................................21
      ITEM 7.     MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION  AND  RESULTS  OF OPERATIONS....................25
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................38
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............38
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................38

PART III....................................................................39
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...39
      ITEM 11.    EXECUTIVE COMPENSATION....................................40
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................44
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............45

PART IV.....................................................................47
      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K..................................................47

SIGNATURES..................................................................54

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2001, Samson owned interests in approximately 14,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2001, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2002, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of Partnerships for the second two-year extension period to December 31, 2003.


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

      Competition and Marketing

      The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $6.03 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Partnerships' oil decreased from approximately $27.52 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2001:

   Partnership              Customer                      Percentage
   -----------              --------                      ----------

      I-D         El Paso Energy Marketing
                     Company ("El Paso")                     41.5%
                  Sid Richardson Carbon & Gas
                     ("Richardson")                          21.5%
                  Duke Energy Field Services, Inc.
                     ("Duke")                                14.4%

      I-E         El Paso                                    38.6%
                  Richardson                                 21.8%

      I-F         El Paso                                    31.8%
                  Duke                                       12.6%

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


      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. In particular, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations.

ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2001.


                              Well Statistics(1)
                            As of December 31, 2001


P/ship        Number of Gross Wells(2)             Number of Net Wells(3)
------        -------------------------          --------------------------
               Total     Oil      Gas             Total      Oil      Gas
               -----    -----    -----            -----     -----    -----

I-D             508      402      106              3.32       .68     2.64
I-E             786      640      146             28.78     13.51    15.27
I-F             778      640      138             12.55      5.61     6.94

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

      Drilling Activities

      During the year ended December 31, 2001, the Partnerships indirectly participated in the drilling of the following wells. The Partnerships do not own working interests in any of the wells; therefore, they did not incur any costs associated with the drilling activity:

                                               Revenue
P/ship     Well Name          County     St.   Interest     Type   Status
------   ------------         ------     ---   --------     ----  ---------
I-D      Reed No. 3-17        Custer      OK    .00648      Gas   Producing
         Doile No. 2-35       Woodward    OK    .00233      Gas   Producing

I-E      Reed No. 3-17        Custer      OK    .02084      Gas   Producing
         Doile No. 2-35       Woodward    OK    .01673      Gas   Producing
         Cook Trust 1-34      Woodward    OK    .00967      Gas   Producing

I-F      Reed No. 3-17        Custer      OK    .00717      Gas   Producing
         Doile No. 2-35       Woodward    OK    .00798      Gas   Producing
         Cook Trust 1-34      Woodward    OK    .00567      Gas   Producing


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

                              Net Production Data

                                I-D Partnership
                                ---------------

                                          Year Ended December 31,
                                 -----------------------------------------
                                    2001            2000            1999
                                 ----------      ----------      ---------
Production:
   Oil (Bbls)                       3,301             5,645          8,482
   Gas (Mcf)                      231,126           296,803        314,010

Oil and gas sales:
   Oil                           $ 84,449        $  176,543       $118,848
   Gas                            896,064         1,101,105        652,470
                                  -------         ---------        -------
     Total                       $980,513        $1,277,648       $771,318
                                  =======         =========        =======
Total direct operating
   Expenses                      $231,374        $  218,795       $159,552
                                  =======         =========        =======

Direct operating expenses
   as a percentage of oil
   and gas sales                    23.6%             17.1%          20.7%

Average sales price:
   Per barrel of oil               $25.58            $31.27         $14.01
   Per Mcf of gas                    3.88              3.71           2.08

Direct operating expenses
   per equivalent Bbl of
   oil                             $ 5.53            $ 3.97         $ 2.62

                              Net Production Data

                                I-E Partnership
                                ---------------

                                              Year Ended December 31,
                                      --------------------------------------
                                         2001          2000          1999
                                      ----------    ----------    ----------
Production:
   Oil (Bbls)                             42,531        52,169        58,465
   Gas (Mcf)                           1,256,766     1,490,003     1,540,061

Oil and gas sales:
   Oil                                $1,022,419    $1,472,580    $  972,427
   Gas                                 4,964,355     5,346,770     3,189,103
                                       ---------     ---------     ---------
     Total                            $5,986,774    $6,819,350    $4,161,530
                                       =========     =========     =========
Total direct operating
   Expenses                           $1,807,303    $1,442,518    $1,153,937
                                       =========     =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                           30.2%         21.2%         27.7%

Average sales price:
   Per barrel of oil                      $24.04        $28.23        $16.63
   Per Mcf of gas                           3.95          3.59          2.07

Direct operating expenses
   per equivalent Bbl of
   oil                                    $ 7.17        $ 4.80        $ 3.66

                              Net Production Data

                                I-F Partnership
                                ---------------

                                           Year Ended December 31,
                                 ------------------------------------------
                                    2001            2000            1999
                                 ----------      ----------      ----------
Production:
   Oil (Bbls)                        20,545          25,105          27,794
   Gas (Mcf)                        272,161         347,462         381,318

Oil and gas sales:
   Oil                           $  498,704      $  712,647      $  463,545
   Gas                            1,095,887       1,310,279         828,532
                                  ---------       ---------       ---------
     Total                       $1,594,591      $2,022,926      $1,292,077
                                  =========       =========       =========
Total direct operating
   Expenses                      $  802,980      $  529,553      $  425,046
                                  =========       =========       =========

Direct operating expenses
   as a percentage of oil
   and gas sales                      50.4%           26.2%           32.9%

Average sales price:
   Per barrel of oil                 $24.27          $28.39          $16.68
   Per Mcf of gas                      4.03            3.77            2.17

Direct operating expenses
   per equivalent Bbl of
   oil                               $12.18          $ 6.38          $ 4.65


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2001. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2001. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2001 were substantially lower than the very high prices in effect on December 31, 2000. This decrease in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2001 to be significantly lower than such estimates and values at December 31, 2000. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2001. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2001 will actually be realized for such production.

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

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves
                          As of December 31, 2001(1)

I-D Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     1,303,312
     Oil and liquids (Bbls)                                           51,137

   Net present value (discounted at 10% per annum)                $1,786,821

I-E Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     6,588,491
     Oil and liquids (Bbls)                                          333,791

   Net present value (discounted at 10% per annum)                $9,205,734

I-F Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     2,448,371
     Oil and liquids (Bbls)                                          161,037

   Net present value (discounted at 10% per annum)                $3,230,203
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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2001:

                                     Operated Wells
                       -------------------------------------------
                       Partnership       Number            Percent
                       -----------       ------            -------

                          I-D              26                 5%
                          I-E              38                 4%
                          I-F              38                 5%

      The following table sets forth certain well and reserves information as of December 31, 2001 for the basins in which the Partnerships own a significant amount of properties. The table contains the following information for each significant basin: (i) the number of gross and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas Panhandle. The Permian Basin straddles west Texas and southeast New Mexico.


                                         Significant Properties as of December 31, 2001
                                         ----------------------------------------------

                                                                       Wells
                                                                     Operated by
                                                                      Affiliates        Oil           Gas
                          Gross      Net      Other      Total      -------------     Reserves      Reserves      Present
     Basin                Wells     Wells     Wells(1)   Wells      Number   %(2)      (Bbl)         (Mcf)         Value
------------------        ------   -------    ------     ------     ------   ----     --------     ---------     -----------
I-D Partnership:
  Anadarko                  73      1.87       40         113         22      19%       8,423        784,695     $  982,502
  Permian                  407       .66        2         409          -       -       40,896        215,652        622,674

I-E Partnership:
  Anadarko                  90     10.11       44         134         28      21%      39,412      3,627,579     $4,204,599
  Permian                  418      4.25        2         420          6       1%     194,814      1,356,947      3,383,479

I-F Partnership:
  Anadarko                  90      4.63       44         134         28      21%      16,752      1,566,667     $1,792,734
  Permian                  410      2.00        -         410          6       1%      95,050        123,007        634,672


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


ITEM 3.     LEGAL PROCEEDINGS

      A lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV was filed on May 12, 1999 in the 284th Judicial District Court of Montgomery County, Texas against Samson. The Plaintiff had acquired at auction the interests of the I-E and I-F Partnerships and other owners in the State 87-S1 well. The lawsuit alleged that Samson and others were the record owners of the lease when it expired and therefore were responsible for the costs of plugging and abandoning the well. Plaintiff sought to recover the Defendants' proportionate share of the costs to plug and abandon the well along with attorneys' fees and interest. The Defendants denied liability and trial was held on August 6, 2001. At the conclusion of the trial the Court awarded the Plaintiff $447,245.55. On January 15, 2002 the Defendants filed an appeal of the matter with the Court of Appeals, Fifth District of Texas, Dallas, Texas, Case No. 05-02-00070-CV. Samson, on behalf of the I-E and I-F Partnerships and others, intends to vigorously pursue this appeal. In connection with this appeal, the Defendants filed an appellate bond in the amount of $491,970.10, which consists of $86,444.12 for damages, $360,801.43 for costs and attorneys' fees, and $44,724.55 for estimated post-judgment interest. The I-E and I-F Partnerships had working interests in the plugged well and their portions of the judgment and estimated post-judgment interest are approximately $246,000 and $172,000, respectively.

      Except as described above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2001.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 2002, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                                 Number of
                                 Number of        Limited
               Partnership         Units          Partners
               -----------       ---------      ------------
                   I-D             7,195              674
                   I-E            41,839            2,480
                   I-F            14,321              781


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

                            Repurchase Offer Prices
                            -----------------------

                      2000                           2001                 2002
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $119   $108    $207   $175     $147    $118   $240   $213      $195
 I-E        119    104     192    166      138     109    216    190       174
 I-F        108     95     198    179      153     126    207    192       188


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


                          Right of Presentment Prices
                          ---------------------------

                      2000                           2001                 2002
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $141   $134    $215   $193     $173    $153   $250   $231      $219
 I-E        134    123     199    181      161     141    227    209       198
 I-F        119    109     203    190      171     152    216    206       201

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


      The following is a summary of cash distributions paid to the Limited Partners during 2000 and 2001 and the first quarter of 2002:


                              Cash Distributions
                              ------------------

                                     2000
                  --------------------------------------------
                    1st         2nd         3rd         4th
      P/ship        Qtr.        Qtr.        Qtr.        Qtr.
      ------      --------  --------      --------    --------

       I-D         $21.13      $10.84      $27.80      $31.55
       I-E          17.73       15.20       18.55       26.48
       I-F          13.62       13.06       13.48       18.64

                                     2001                           2002
                  --------------------------------------------    --------
                    1st         2nd         3rd         4th         1st
      P/ship        Qtr.        Qtr.        Qtr.        Qtr.        Qtr.
      ------      --------  --------      --------    --------    --------

       I-D         $28.63      $28.63     $26.69      $27.10      $17.37
       I-E          28.06       28.49      28.87       25.60       15.87
       I-F          26.53       26.67      17.88       14.94        4.54


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                                 Selected Financial Data

                                                     I-D Partnership
                                                     ---------------

                                    2001              2000            1999             1998             1997
                                 ----------       ------------    ------------     ------------      ------------
Oil and Gas Sales                 $980,513         $1,277,648      $  771,318       $1,061,235        $1,545,097
Net Income:
  Limited Partners                 537,720            770,633         365,028          762,614           845,470
  General Partner                  104,007            144,360          77,422          148,669           173,924
  Total                            641,727            914,993         442,450          911,283         1,019,394
Limited Partners' Net
  Income per Unit                    74.74             107.11           50.73           105.99            117.51
Limited Partners' Cash
  Distributions per
  Unit                              111.05              91.32           62.54           152.05            155.18
Total Assets                       768,994          1,064,341         922,668          973,693         1,349,059
Partners' Capital
  (Deficit):
  Limited Partners                 726,988            988,268         874,635          959,607         1,290,993
  General Partner                (  32,551)       (    11,358)    (    31,152)     (    53,161)      (    27,560)
Number of Units
  Outstanding                        7,195              7,195           7,195            7,195             7,195



                                                 Selected Financial Data

                                                     I-E Partnership
                                                     ---------------

                               2001              2000              1999              1998              1997
                           ------------      ------------      ------------      ------------      ------------
Oil and Gas Sales           $5,986,774         $6,819,350       $4,161,530        $4,611,235        $6,004,252
Net Income:
  Limited Partners           2,402,419          3,762,340        2,061,313         1,929,509         2,342,934
  General Partner              566,576            737,129          468,089           548,239           568,504
  Total                      2,968,995          4,499,469        2,529,402         2,477,748         2,911,438
Limited Partners' Net
  Income per Unit                57.42              89.92            49.27             46.12             56.00
Limited Partners' Cash
  Distributions per
  Unit                          111.02              77.96            41.71             93.98             82.69
Total Assets                 4,235,904          6,445,895        5,859,238         5,425,656         7,486,793
Partners' Capital
  (Deficit):
  Limited Partners           3,755,044          5,997,625        5,497,285         5,180,972         7,183,463
  General Partner          (   183,708)       (    25,660)     (   106,782)      (   232,100)      (   228,434)
Number of Units
  Outstanding                   41,839             41,839           41,839            41,839            41,839



                                                 Selected Financial Data

                                                     I-F Partnership
                                                     ---------------

                                     2001             2000            1999             1998             1997
                                 ------------     ------------    ------------     ------------     ------------
Oil and Gas Sales                 $1,594,591       $2,022,926      $1,292,077       $1,442,718       $2,021,805
Net Income:
  Limited Partners                   279,459        1,035,200         771,304          212,910          737,319
  General Partner                     96,425          205,081         171,987          140,360          183,677
  Total                              375,884        1,240,281         943,291          353,270          920,996
Limited Partners' Net
  Income per Unit                      19.51            72.29           53.86            14.87            51.49
Limited Partners' Cash
  Distributions per
  Unit                                 86.02            58.80           27.58            85.47            81.91
Total Assets                       1,391,116        2,261,944       1,990,904        1,858,973        2,566,820
Partners' Capital
  (Deficit):
  Limited Partners                 1,015,852        1,968,393       1,775,193        1,398,889        2,409,979
  General Partner                (    49,082)           7,531     (     9,232)     (    94,547)     (    59,811)
Number of Units
  Outstanding                         14,321           14,321          14,321           14,321           14,321


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

      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Partnerships' revenues, net income or loss, cash flows, carrying value of oil and gas properties, and amount of oil and gas which can be economically produced depend substantially upon the prevailing prices for oil and gas. Oil and gas prices (and consequently the Partnerships' profitability) depend on a number of factors which are beyond the control of the Partnerships. These factors include worldwide political instability and terrorist activities (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), the level of domestic oil and gas production, government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated. In addition, the domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. Predicting future prices is not possible. Concerning past trends, oil and gas prices in the United States have been highly volatile for many years.

      Over the past ten years average yearly wellhead gas prices have generally been in the $1.50 to $2.50 per Mcf range. Due to unusual supply and demand circumstances gas prices in late 2000 and early 2001 rose to a level not seen since the early 1980s. Recent economic trends and the supply/demand ratio have caused natural gas prices to decline significantly. Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $6.03 per Mcf at December 31, 2000 to approximately $2.65 per Mcf at December 31, 2001. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past three years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.25 per barrel. The current oil price range between the mid teens and low twenties is somewhat dependent on production curtailment agreements among major oil producing nations. Prices for the Partnerships' oil decreased from approximately $27.52 per barrel at December 31, 2000 to approximately $16.75 per barrel at December 31, 2001.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 2001. Due to the many factors and uncertainties discussed above, it is impossible to accurately predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.



      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes) is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000 and for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

                                I-D Partnership
                                ---------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales decreased $297,135 (23.3%) in 2001 as compared to 2000. Of this decrease, approximately $73,000 and $244,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by an increase of approximately $39,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 2,344 barrels and 65,677 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to the shutting-in of one significant well in order to perform a workover during 2001. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one significant well in order to perform a workover during 2001 and (ii) normal declines in production. Average oil prices decreased to $25.58 per barrel in 2001 from $31.27 per barrel in 2000. Average gas prices increased to $3.88 per Mcf in 2001 from $3.71 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,579 (5.7%) in 2001 as compared to 2000. This increase was primarily due to workover expenses incurred on two significant wells during 2001, which increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 23.6% in 2001 from 17.1% in 2000. This percentage increase was primarily due to the decrease in the average price of oil sold and the workover expenses incurred.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,441 (7.2%) in 2001 as compared to 2000. This increase was primarily due to (i) one significant well being fully depleted in 2001 due to a lack of remaining economically recoverable reserves and (ii) the sale of one significant well during late 2001. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 6.8% in 2001 from 4.8% in 2000. This percentage increase was primarily due to the depreciation, depletion, and amortization expense on the well fully depleted in 2001.

      General and administrative expenses increased $9,586 (10.4%) in 2001 as compared to 2000. This increase was primarily due to a change in allocation of audit fees among the I-D Partnership and other affiliated partnerships. As a percentage of oil and gas sales, these expenses increased to 10.4% in 2001 from 7.2% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
2001  totaling   $15,914,175  or  221.19%  of  the  Limited   Partners'  capital
contributions.


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

                                I-E Partnership
                                ---------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales decreased $832,576 (12.2%) in 2001 as compared to 2000. Of this decrease, approximately (i) $272,000 and $838,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $178,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $455,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 9,638 barrels and 233,237 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to (i) the shutting-in of one significant well during 2001 in order to perform repairs and maintenance, (ii) the sale of several wells during mid 2000, and (iii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) negative gas balancing adjustments on two significant wells during 2001. Average oil prices decreased to $24.04 per barrel in 2001 from $28.23 per barrel in 2000. Average gas prices increased to $3.95 per Mcf in 2001 from $3.59 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $364,785 (25.3%) in 2001 as compared to 2000. This increase was primarily due to (i) a charge of approximately $246,000 accrued for the payment of a judgment for plugging liabilities, which judgment is currently under appeal and (ii) workover expenses incurred on two significant wells during 2001. As a percentage of oil and gas sales, these expenses increased to 30.2% in 2001 from 21.2% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $418,181 (83.3%) in 2001 as compared to 2000. This increase was primarily due to (i) several wells being fully depleted in 2001 due to a lack of remaining economically recoverable reserves and (ii) downward revisions in the estimates of remaining oil reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 15.4% in 2001 from 7.4% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $18,251 (3.5%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 8.4% in 2001 from 7.6% in 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
2001  totaling   $63,320,552  or  151.34%  of  the  Limited   Partners'  capital
contributions.


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

                                I-F Partnership
                                ---------------

                     Year Ended December 31, 2001 Compared
                        to Year Ended December 31, 2000
                     -------------------------------------

      Total oil and gas sales decreased $428,335 (21.2%) in 2001 as compared to 2000. Of this decrease, approximately (i) $129,000 and $284,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $85,000 was related to a decrease in the average price of oil sold. These decreases were partially offset by an increase of approximately $70,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 4,560 barrels and 75,301 Mcf, respectively, in 2001 as compared to 2000. The decrease in volumes of oil sold was primarily due to (i) normal declines in production,
(ii) the sale of several wells during mid 2000, and (iii) the shutting-in of one significant well during 2001 in order to perform repairs and maintenance. The decrease in volumes of gas sold was primarily due to (i) a negative gas balancing adjustment on one significant well during 2001, (ii) the shutting-in of two significant wells during 2001 in order to perform repairs and maintenance, and (iii) normal declines in production. Average oil prices decreased to $24.27 per barrel in 2001 from $28.39 per barrel in 2000. Average gas prices increased to $4.03 per Mcf in 2001 from $3.77 per Mcf in 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $273,427 (51.6%) in 2001 as compared to 2000. This increase was primarily due to (i) a charge of approximately $172,000 accrued for the payment of a judgment for plugging liabilities, which judgment is currently under appeal and (ii) workover expenses incurred on several wells during 2001. As a percentage of oil and gas sales, these expenses increased to 50.4% in 2001 from 26.2% in 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $183,525 (119.8%) in 2001 as compared to 2000. This increase was primarily due to (i) two significant wells being fully depleted in 2001 due to a lack of remaining economically recoverable reserves and (ii) downward revisions in the estimates of remaining oil reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 21.1% in 2001 from 7.6% in 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $3,861 (2.1%) in 2001 as compared to 2000. As a percentage of oil and gas sales, these expenses increased to 11.6% in 2001 from 8.9% in

2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
2001  totaling   $20,455,664  or  142.84%  of  the  Limited   Partners'  capital
contributions.


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


      Average Sales Prices, Production Volumes and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 2001, 2000 and 1999.

                              2001 Compared to 2000
                              ---------------------

                              Average Sales Prices
---------------------------------------------------------------------------
P/ship                 2001                    2000             % Change
------          ------------------      ------------------   --------------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)    Oil     Gas
                -------    -------      -------    -------   -----    -----

 I-D            $25.58      $3.88       $31.27      $3.71    (18%)      5%
 I-E             24.04       3.95        28.23       3.59    (15%)     10%
 I-F             24.27       4.03        28.39       3.77    (15%)      7%



                               Production Volumes
----------------------------------------------------------------------------
 P/ship             2001                    2000                % Change
--------    --------------------    ---------------------    ---------------
             Oil          Gas        Oil           Gas        Oil       Gas
            (Bbls)       (Mcf)      (Bbls)        (Mcf)      (Bbls)    (Mcf)
            ------     ---------    ------      ---------    ------    -----

  I-D        3,301       231,126     5,645        296,803    (42%)     (22%)
  I-E       42,531     1,256,766    52,169      1,490,003    (18%)     (16%)
  I-F       20,545       272,161    25,105        347,462    (18%)     (22%)




                         Average Production Costs per
                           Equivalent Barrel of Oil
                    --------------------------------------
                    P/ship     2001      2000     % Change
                    ------    ------    -----     --------

                     I-D      $ 5.53    $3.97        39%
                     I-E        7.17     4.80        49%
                     I-F       12.18     6.38        91%

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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2001 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2001 would have the following remaining lives:


                  Partnership       Gas-Years      Oil-Years
                  -----------       ---------      ---------

                      I-D              5.6            15.5
                      I-E              5.2             7.8
                      I-F              9.0             7.8

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any decrease from the high oil and gas prices at December 31, 2001 may cause a decrease in the estimated life of said reserves.

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

      The Partnerships sold certain oil and gas properties during 2000, 1999, and 1998. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2001, 2000, and 1999, were as follows:


            Partnership         2001        2000          1999
            -----------       --------    --------     ----------

                I-D           $  5,189    $    738       $  494
                I-E             22,262     119,626        2,695
                I-F             42,331      84,068        2,732

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

      Pursuant to the terms of the Partnership Agreements, the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the second two-year extension period to December 31, 2003.


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships' financial condition or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2001. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."




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

            Name        Age    Position with Geodyne
      ----------------  ---   --------------------------------
      Dennis R. Neill    49   President and Director

      Judy K. Fox        50   Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2001 of reports required under Section 16 of the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for 2001, 2000, and 1999, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amount charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements.

            Partnership         2001          2000         1999
            -----------       --------      --------     --------
                I-D           $ 79,944      $ 79,944     $ 79,944
                I-E            464,880       464,880      464,880
                I-F            159,120       159,120      159,120

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2001, 2000, and 1999:



                                         Salary Reimbursements

                                            I-D Partnership
                                            ---------------
                                    Three Years Ended December 31, 2001

                                                               Long Term Compensation
                                                          --------------------------------
                               Annual Compensation                Awards           Payouts
                           ----------------------------   ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)         1999    -           -         -         -            -          -         -
                     2000    -           -         -         -            -          -         -
                     2001    -           -         -         -            -          -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1999  $48,830       -         -         -            -          -         -
                     2000  $47,447       -         -         -            -          -         -
                     2001  $44,385       -         -         -            -          -         -

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




                                         Salary Reimbursements

                                            I-E Partnership
                                            ---------------
                                    Three Years Ended December 31, 2001

                                                               Long Term Compensation
                                                          --------------------------------
                               Annual Compensation                Awards           Payouts
                           ----------------------------   ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------


Dennis R. Neill,
President(1)         1999   -            -         -          -           -           -         -
                     2000   -            -         -          -           -           -         -
                     2001   -            -         -          -           -           -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1999  $283,949      -         -          -           -           -         -
                     2000  $275,906      -         -          -           -           -         -
                     2001  $258,101      -         -          -           -           -         -
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




                                         Salary Reimbursements

                                            I-F Partnership
                                            ---------------
                                    Three Years Ended December 31, 2001

                                                               Long Term Compensation
                                                          --------------------------------
                               Annual Compensation                Awards           Payouts
                           ----------------------------   ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal               Salary      Bonus    sation     Award(s)    Options/    Payouts   sation
   Position          Year    ($)        ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------      ----  -------    -------   -------   ----------   --------    -------   -------


Dennis R. Neill,
President(1)         1999    -           -         -         -            -            -         -
                     2000    -           -         -         -            -            -         -
                     2001    -           -         -         -            -            -         -
All Executive
Officers,
Directors,
and Employees
as a group(2)        1999  $97,190       -         -         -            -            -         -
                     2000  $94,438       -         -         -            -            -         -
                     2001  $88,343       -         -         -            -            -         -
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 2002 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                     Number of Units
                                                       Beneficially
                                                      Owned (Percent
          Beneficial Owner                           of Outstanding)
------------------------------------                ------------------

I-D Partnership:
---------------
  Samson Resources Company                           1,529     (21.3%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   1,529     (21.3%)

I-E Partnership:
---------------
  Samson Resources Company                          9,613      (23.0%)


  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  9,613      (23.0%)

I-F Partnership:
---------------
  Samson Resources Company                          3,802      (26.5%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  3,802      (26.5%)



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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements, Financial Statement Schedules, and Exhibits.

      (1)   Financial Statements:  The following financial statements for the

            Geodyne Energy Income Limited Partnership I-D
            Geodyne Energy Income Limited Partnership I-E
            Geodyne Energy Income Limited Partnership I-F

            as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are filed as part of this report:

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

Exh.
No.         Exhibit

 4.1 Amended and Restated Agreement and Certificate of Limited Partnership dated March 4, 1986 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.2 Amended and Restated Certificate of Limited Partnership of Paine-Webber/Geodyne Energy Income Limited Partnership I-D dated March 9, 1989.

 4.3 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.5 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.6 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.7 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-D.

*4.8 Second Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D.

*4.9 Third Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D.

*4.10 Fourth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D.

 4.11 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.12 Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated March 9, 1989.

 4.13 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.14 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.15 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.16 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.17 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-E.

*4.18 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-E.

*4.19 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-E.

*4.20 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-E.

 4.21 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.22 Amended and Restated Certificate of Limited Partnership of Paine-Webber/Geodyne Energy Income Limited Partnership I-F dated March 9, 1989.

 4.23 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.24 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.25 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.26 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.27 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership I-E.

*4.28 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-F.

*4.29 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-F.

*4.30 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-F.


 10.1 Amended and Restated Agreement of Partnership dated March 4, 1986 for Geodyne Energy Income Production Partnership I-D filed as
            Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.2 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.3 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.4 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*10.5 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Part-nership I-D.

 10.6 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.7 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.8 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.9 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*10.10 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Part-nership I-E.

 10.11 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.12 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.13 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.14 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*10.15 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Part-nership I-F.

 23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-D.

 23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-E.

 23.3 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-F.


            All other Exhibits are omitted as inapplicable.

            ----------------------

            *Filed herewith.


(b)   Reports on Form 8-K filed during the fourth quarter of 2001:

      Each Partnership filed a Current Report of Form 8-K as follows:

            Date of Event:                November 14, 2001
            Date filed with the SEC:      November 16, 2001
            Items Included:               Item 5 - Other Events
                                          Item 7 - Exhibits

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


                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-D
                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-E
                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-F

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner


                                          February 28, 2002

                                    By:   //s// Dennis R. Neill
                                          ------------------------------
                                             Dennis R. Neill
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s//Dennis R. Neill      President and            February 28, 2002
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      //s//Craig D. Loseke      Chief Financial          February 28, 2002
      -------------------       Officer (Principal
         Craig D. Loseke        Financial and
                                Accounting Officer)

      //s//Judy K. Fox          Secretary                February 28, 2002
      -------------------
         Judy K. Fox

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
GEODYNE PRODUCTION PARTNERSHIP I-D

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-D, an Oklahoma limited partnership, and Geodyne Production Partnership I-D, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 25, 2002

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                            Combined Balance Sheets
                          December 31, 2001 and 2000

                                    ASSETS
                                    ------

                                                  2001             2000
                                               ----------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                    $148,852        $  238,748
   Accounts receivable:
      Oil and gas sales                           61,223           238,567
      General Partner (Note 2)                    49,103              -
                                                 -------          --------
      Total current assets                      $259,178        $  477,315

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 411,383           465,035

DEFERRED CHARGE                                   98,433           121,991
                                                 -------          --------
                                                $768,994        $1,064,341
                                                 =======         =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $ 10,086        $    8,646
   Gas imbalance payable                          27,101            37,628
                                                 -------         ---------
      Total current liabilities                 $ 37,187        $   46,274

ACCRUED LIABILITY                               $ 37,370        $   41,157

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 32,551)      ($   11,358)
   Limited Partners, issued and
      outstanding, 7,195 Units                   726,988           988,268
                                                 -------         ---------
      Total Partners' capital                   $694,437        $  976,910
                                                 -------         ---------
                                                $768,994        $1,064,341
                                                 =======         =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       Combined Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999


                                       2001           2000           1999
                                    ----------     ----------     ----------
REVENUES:
   Oil and gas sales                $  980,513     $1,277,648      $ 771,318
   Interest income                       7,429         10,265          6,129
   Gain on sale of oil and
       gas properties                   53,311          -                494
                                     ---------      ---------       --------
                                    $1,041,253     $1,287,913      $ 777,941
COSTS AND EXPENSES:
   Lease operating                  $  163,712     $  134,453      $ 107,635
   Production tax                       67,662         84,342         51,917
   Depreciation, depletion,
      and amortization of oil
      and gas properties                66,232         61,791         85,530
   General and administrative          101,920         92,334         90,409
                                     ---------      ---------      ---------
                                    $  399,526     $  372,920      $ 335,491
                                     ---------      ---------       --------
NET INCOME                          $  641,727     $  914,993      $ 442,450
                                     =========      =========       ========

GENERAL PARTNER -
   NET INCOME                       $  104,007     $  144,360      $  77,422
                                     =========      =========       ========

LIMITED PARTNERS -
   NET INCOME                       $  537,720     $  770,633      $ 365,028
                                     =========      =========       ========

NET INCOME per Unit                 $    74.74     $   107.11      $   50.73
                                     =========      =========       ========

UNITS OUTSTANDING                        7,195          7,195          7,195
                                     =========      =========       ========


              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2001, 2000, and 1999


                                   Limited         General
                                   Partners        Partner        Total
                                  ----------      ----------    ----------

Balance, Dec. 31, 1998             $959,607       ($ 53,161)     $906,446
   Net income                       365,028          77,422       442,450
   Cash distributions             ( 450,000)      (  55,413)    ( 505,413)
                                    -------         -------       -------

Balance, Dec. 31, 1999             $874,635       ($ 31,152)     $843,483
   Net income                       770,633         144,360       914,993
   Cash distributions             ( 657,000)      ( 124,566)    ( 781,566)
                                    -------         -------       -------

Balance, Dec. 31, 2000             $988,268       ($ 11,358)     $976,910
   Net income                       537,720         104,007       641,727
   Cash distributions             ( 799,000)      ( 125,200)    ( 924,200)
                                    -------         -------       -------

Balance, Dec. 31, 2001             $726,988       ($ 32,551)     $694,437
                                    =======         =======       =======


              The accompanying notes are an integral part of these
                         combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                        2001           2000            1999
                                     ----------     ----------      ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $641,727       $914,993        $442,450
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties             66,232         61,791          85,530
      Gain on sale of oil and
         gas properties              (  53,311)          -          (     494)
      (Increase) decrease in
         accounts receivable - oil
         and gas sales                 177,344      ( 107,988)          3,898
      (Increase) decrease in
         deferred charge                23,558      (  36,144)      (  19,785)
      Increase (decrease) in
         accounts payable                1,440      (   7,548)          6,924
      Increase (decrease) in gas
         imbalance payable           (  10,527)         1,035       (   6,928)
      Increase (decrease) in
         accrued liability           (   3,787)        14,759          11,942
                                       -------        -------         -------
   Net cash provided by
      operating activities            $842,676       $840,898        $523,537
                                       -------        -------         -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($ 13,561)     ($  5,264)      ($  2,037)
   Proceeds from sale of
      oil and gas properties             5,189            738             494
                                       -------        -------         -------
   Net cash used by
      investing activities           ($  8,372)     ($  4,526)      ($  1,543)
                                       -------        -------         -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($924,200)     ($781,566)      ($505,413)
                                       -------        -------         -------
   Net cash used by financing
      Activities                     ($924,200)     ($781,566)      ($505,413)
                                       -------        -------         -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         ($ 89,896)      $ 54,806        $ 16,581

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              238,748        183,942         167,361
                                       -------        -------         -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $148,852       $238,748        $183,942
                                       =======        =======         =======


              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE PRODUCTION PARTNERSHIP I-E

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Production Partnership I-E, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 25, 2002

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                            Combined Balance Sheets
                          December 31, 2001 and 2000

                                    ASSETS
                                    ------

                                                   2001            2000
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  780,235      $1,309,542
   Accounts receivable:
      Oil and gas sales                            465,409       1,320,349
      General Partner (Note 2)                     157,811            -
                                                 ---------       ---------
      Total current assets                      $1,403,455      $2,629,891

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,290,340       3,140,757

DEFERRED CHARGE                                    542,109         675,247
                                                 ---------       ---------
                                                $4,235,904      $6,445,895
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   99,801      $   71,113
   Accrued Liability - other (Note 1)              245,985            -
   Gas imbalance payable                            99,465         159,002
                                                 ---------       ---------
      Total current liabilities                 $  445,251      $  230,115

ACCRUED LIABILITY                               $  219,317      $  243,815

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  183,708)    ($   25,660)
   Limited Partners, issued and
      outstanding, 41,839 Units                  3,755,044       5,997,625
                                                 ---------       ---------
      Total Partners' capital                   $3,571,336      $5,971,965
                                                 ---------       ---------
                                                $4,235,904      $6,445,895
                                                 =========       =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       Combined Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

                                        2001           2000          1999
                                     ----------     ----------     ---------

REVENUES:
   Oil and gas sales                $5,986,774     $6,819,350     $4,161,530
   Interest income                      41,845         53,772         18,059
   Gain on sale of oil and
      gas properties                   170,298         91,554          1,587
   Insurance settlement                   -              -           675,000
                                     ---------      ---------      ---------
                                    $6,198,917     $6,964,676     $4,856,176
COSTS AND EXPENSES:
   Lease operating                  $1,414,687     $  993,562     $  884,151
   Production tax                      392,616        448,956        269,786
   Depreciation, depletion,
      and amortization of oil
      and gas properties               920,139        501,958        652,767
   General and administrative          502,480        520,731        520,070
                                     ---------      ---------      ---------
                                    $3,229,922     $2,465,207     $2,326,774
                                     ---------      ---------      ---------
NET INCOME                          $2,968,995     $4,499,469     $2,529,402
                                     =========      =========      =========

GENERAL PARTNER -
   NET INCOME                       $  566,576     $  737,129     $  468,089
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $2,402,419     $3,762,340     $2,061,313
                                     =========      =========      =========

NET INCOME per Unit                 $    57.42     $    89.92     $    49.27
                                     =========      =========      =========

UNITS OUTSTANDING                       41,839         41,839         41,839
                                     =========      =========      =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2001, 2000, and 1999


                                Limited          General
                                Partners         Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 1998         $5,180,972       ($232,100)     $4,948,872
   Net income                   2,061,313         468,089       2,529,402
   Cash distributions         ( 1,745,000)      ( 342,771)    ( 2,087,771)
                                ---------         -------       ---------

Balance, Dec. 31, 1999         $5,497,285       ($106,782)     $5,390,503
   Net income                   3,762,340         737,129       4,499,469
   Cash distributions         ( 3,262,000)      ( 656,007)    ( 3,918,007)
                                ---------         -------       ---------

Balance, Dec. 31, 2000         $5,997,625       ($ 25,660)     $5,971,965
   Net income                   2,402,419         566,576       2,968,995
   Cash distributions         ( 4,645,000)      ( 724,624)    ( 5,369,624)
                                ---------         -------       ---------

Balance, Dec. 31, 2001         $3,755,044       ($183,708)     $3,571,336
                                =========         =======       =========


                   The accompanying notes are an integral part
                     of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                        2001           2000           1999
                                    ------------   ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $2,968,995     $4,499,469     $2,529,402
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties             920,139        501,958        652,767
      Gain on sale of oil and
         gas properties             (   170,298)   (    91,554)   (     1,587)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales              854,940    (   547,933)   (   120,971)
      (Increase) decrease in
         deferred charge                133,138    (    52,966)   (    51,736)
      Increase (decrease) in
         accounts payable                28,688    (    33,019)   (   105,354)
      Increase in accounts
         payable - other                245,985           -              -
      Increase (decrease) in gas
         imbalance payable          (    59,537)   (    15,637)        58,831
      Increase (decrease) in
         accrued liability          (    24,498)        53,851         38,474
                                      ---------      ---------      ---------
   Net cash provided by
      operating activities           $4,897,552     $4,314,169     $2,999,826
                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   79,497)   ($   97,556)   ($   35,443)
   Proceeds from sale of
      oil and gas properties             22,262        119,626          2,695
                                      ---------      ---------      ---------
   Net cash provided (used)
      by investing activities       ($   57,235)    $   22,070    ($   32,748)
                                      ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($5,369,624)   ($3,918,007)   ($2,087,771)
                                      ---------      ---------      ---------
   Net cash used by financing
      Activities                    ($5,369,624)   ($3,918,007)   ($2,087,771)
                                      ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS             ($  529,307)    $  418,232     $  879,307

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             1,309,542        891,310         12,003
                                      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $  780,235     $1,309,542     $  891,310
                                      =========      =========      =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE PRODUCTION PARTNERSHIP I-F

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Production Partnership I-F, an Oklahoma general partnership, at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
February 25, 2002

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             Combined Balance Sheets
                           December 31, 2001 and 2000

                                     ASSETS
                                     ------

                                                   2001            2000
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  114,388      $  437,623
   Accounts receivable:
      Oil and gas sales                            138,533         359,478
      General Partner (Note 2)                      54,282            -
                                                 ---------       ---------
      Total current assets                      $  307,203      $  797,101

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method                    687,356       1,000,652

DEFERRED CHARGE                                    396,557         464,191
                                                 ---------       ---------
                                                $1,391,116      $2,261,944
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                              $   48,556      $   32,992
  Accrued Liability - other (Note 1)               172,190            -
  Gas imbalance payable                             32,160          67,508
                                                 ---------       ---------
    Total current liabilities                   $  252,906      $  100,500

ACCRUED LIABILITY                               $  171,440      $  185,520

PARTNERS' CAPITAL (DEFICIT):
  General Partner                              ($   49,082)     $    7,531
  Limited Partners, issued and
    outstanding, 14,321 Units                    1,015,852       1,968,393
                                                 ---------       ---------
    Total Partners' capital                     $  966,770      $1,975,924
                                                 ---------       ---------
                                                $1,391,116      $2,261,944
                                                 =========       =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        Combined Statements of Operations
              For the Years Ended December 31, 2001, 2000, and 1999

                                       2001           2000           1999
                                    ----------     ----------     ----------
REVENUES:
   Oil and gas sales                $1,594,591     $2,022,926     $1,292,077
   Interest income                      11,379         16,111          3,902
   Gain on sale of oil and
      gas properties                    93,970         64,487            546
   Insurance settlement                   -              -           472,500
                                     ---------      ---------      ---------
                                    $1,699,940     $2,103,524     $1,769,025
COSTS AND EXPENSES:
   Lease operating                  $  706,599     $  401,239     $  345,710
   Production tax                       96,381        128,314         79,336
   Depreciation, depletion,
      and amortization of oil
      and gas properties               336,780        153,255        221,991
   General and administrative          184,296        180,435        178,697
                                     ---------      ---------      ---------
                                    $1,324,056     $  863,243     $  825,734
                                     ---------      ---------      ---------
NET INCOME                          $  375,884     $1,240,281     $  943,291
                                     =========      =========      =========

GENERAL PARTNER  -
   NET INCOME                       $   96,425     $  205,081     $  171,987
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $  279,459     $1,035,200     $  771,304
                                     =========      =========      =========

NET INCOME per Unit                 $    19.51     $    72.29     $    53.86
                                     =========      =========      =========

UNITS OUTSTANDING                       14,321         14,321         14,321
                                     =========      =========      =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
          Combined Statements of Changes in Partners' Capital (Deficit)
              For the Years Ended December 31, 2001, 2000, and 1999


                                   Limited        General
                                   Partners       Partner         Total
                                ------------    ----------     ------------

Balance, Dec. 31, 1998           $1,398,889     ($ 94,547)      $1,304,342
   Net income                       771,304       171,987          943,291
   Cash distributions           (   395,000)    (  86,672)     (   481,672)
                                  ---------       -------        ---------

Balance, Dec. 31, 1999           $1,775,193     ($  9,232)      $1,765,961
   Net income                     1,035,200       205,081        1,240,281
   Cash distributions           (   842,000)    ( 188,318)     ( 1,030,318)
                                  ---------       -------        ---------

Balance, Dec. 31, 2000           $1,968,393      $  7,531       $1,975,924
   Net income                       279,459        96,425          375,884
   Cash distributions           ( 1,232,000)    ( 153,038)     ( 1,385,038)
                                  ---------       -------        ---------

Balance, Dec. 31, 2001           $1,015,852     ($ 49,082)      $  966,770
                                  =========       =======        =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999

                                        2001            2000            1999
                                    ------------    ------------     -----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $  375,884      $1,240,281       $943,291
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties             336,780         153,255        221,991
      Gain on sale of oil
         and gas properties         (    93,970)    (    64,487)     (     546)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales              220,945     (   109,290)     (  54,744)
      (Increase) decrease in
         deferred charge                 67,634     (    88,500)     (  28,987)
      Increase (decrease) in
         accounts payable                15,564     (       964)     ( 372,784)
      Increase in accounts
         payable - other                172,190            -              -
      Increase (decrease) in gas
         imbalance payable          (    35,348)    (     1,393)        30,163
      Increase (decrease) in
         accrued liability          (    14,080)         63,434         12,933
                                      ---------       ---------        -------
  Net cash provided by
   operating activities              $1,045,599      $1,192,336       $751,317
                                      ---------       ---------        -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($   26,127)    ($   62,963)     ($ 23,334)
   Proceeds from sale of
      oil and gas properties             42,331          84,068          2,732
                                      ---------       ---------        -------
   Net cash provided (used)
      by investing activities        $   16,204      $   21,105      ($ 20,602)
                                      ---------       ---------        -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,385,038)   ($1,030,318)     ($481,672)
                                       ---------      ---------        -------
   Net cash used by financing
      Activities                     ($1,385,038)   ($1,030,318)     ($481,672)
                                       ---------      ---------        -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         ($  323,235)    $  183,123       $249,043

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                437,623        254,500          5,457
                                       ---------      ---------        -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  114,388     $  437,623       $254,500
                                       =========      =========        =======


              The accompanying notes are an integral part of these
                         combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
         Notes to the Combined Financial Statements For the Years Ended
                        December 31, 2001, 2000, and 1999


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

      The Partnerships' original termination date under their partnership agreements was December 31, 1999. The General Partner has extended the terms of the Partnerships for their second two-year period to December 31, 2003 pursuant to its right to extend the term of each Partnership for up to five periods of two years each.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner."

      An affiliate of the General Partner owned the following Units at December 31, 2001:

                               Number of        Percent of
            Partnership       Units Owned    Outstanding Units
            -----------       -----------    -----------------
               I-D               1,529             21.3%
               I-E               9,613             23.0%
               I-F               3,802             26.5%

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


      Allocation of Costs and Revenues

      The Partnerships have achieved payout and therefore the combination of the allocation provisions in each Partnership's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                                            General     Limited
                                            Partner     Partners
            Costs(1)                        --------    --------
     ------------------------
     Property acquisition
         costs                                 1%         99%
     Identified development
         drilling                              1%         99%
     Development drilling                     15%         85%
     General and administra-
     tive costs, direct
         administrative costs
         and operating costs                  15%         85%

          Income(1)
     ------------------------
     Temporary investments of
     Limited Partners'
         capital contributions                 1%         99%
     Income from oil and gas
         production                           15%         85%
     Sale of producing pro-
         perties                              15%         85%
     All other income                         15%         85%

----------
(1) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 90.9091% to the limited partnership and 9.0909% to the managing partner. The 90.9091% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited
      Partners are allocated 90% of such costs and the General Partner is allocated 10% of such costs.


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


      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 2001, 2000, and 1999, were as follows:

            Partnership        2001        2000        1999
            -----------       ------      ------      ------

                I-D           $1.58       $1.12       $1.41
                I-E            3.65        1.67        2.07
                I-F            5.11        1.85        2.43

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2001. The risk that the Partnerships will be required to record similar impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average production costs per Mcf during the period the underproduction occurred. At December 31, 2001 and 2000, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2001                       2000
                        ----------------------     ----------------------
      Partnership          Mcf         Amount         Mcf         Amount
      -----------       ---------     --------     ---------     --------

          I-D           187,456       $ 98,433       232,319     $121,991
          I-E           813,733        542,109     1,013,580      675,247
          I-F           323,219        396,557       378,345      464,191


      Accrued Liability - Other

      The Accrued Liability - Other at December 31, 2001 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf during the period the overproduction occurred. At December 31, 2001 and 2000, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2001                      2000
                        ----------------------     --------------------
      Partnership         Mcf          Amount        Mcf        Amount
      -----------       -------       --------     -------     --------

          I-D            71,167       $ 37,370      78,379     $ 41,157
          I-E           329,207        219,317     365,979      243,815
          I-F           139,734        171,440     151,210      185,520


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2001 and 2000 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:


                               2001                       2000
                        -------------------        -------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------       -------     -------        -------    --------

          I-D           18,067      $27,101         25,085    $ 37,628
          I-E           66,310       99,465        106,001     159,002
          I-F           21,440       32,160         45,005      67,508

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


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-

Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships' financial condition or results of operations.


      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2001, 2000, and 1999:

            Partnership         2001         2000         1999
            -----------       --------     --------     --------

                I-D           $ 79,944     $ 79,944     $ 79,944
                I-E            464,880      464,880      464,880
                I-F            159,120      159,120      159,120


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

      Accounts Receivable - General Partner

      The Accounts Receivable - General Partner at December 31, 2001 for the I-D, I-E, and I-F Partnerships represents accrued proceeds from a related party for the sale of certain oil and gas properties during December 2001. Such amount was received in January 2002.


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2001, 2000, and 1999:


Partnership             Purchaser                        Percentage
-----------       ---------------------         --------------------------
                                                2001        2000     1999
                                                -----       -----    -----

      I-D         El Paso Energy Marketing
                    Company ("El Paso")         41.5%       34.1%    48.4%
                  Sid Richardson Carbon
                    & Gas ("Richardson")        21.5%       15.2%      -
                  Duke Energy Field
                    Services ("Duke")           14.4%       10.7%      -
                  Hallwood Petroleum              -         11.0%    11.7%
                  Conoco, Inc. ("Conoco")         -           -      18.8%


      I-E         El Paso                       38.6%       37.3%    54.6%
                  Richardson                    21.8%       16.8%      -
                  Amoco Production Co.            -         10.0%      -

      I-F         El Paso                       31.8%       29.5%    30.7%
                  Duke                          12.6%         -        -
                  Amoco Production Co.            -         12.5%    11.7%
                  Conoco                          -           -      10.8%


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


     Capitalized Costs

     Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2001 and 2000 were as follows:



                                I-D Partnership
                                ---------------

                                              2001              2000
                                          ------------      ------------

            Proved properties              $ 4,580,065       $ 4,611,546

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             (  4,168,682)     (  4,146,511)
                                            ----------        ----------

            Net oil and gas
               Properties                  $   411,383       $   465,035
                                            ==========        ==========


                                I-E Partnership
                                ---------------

                                              2001              2000
                                          ------------      ------------

            Proved properties              $26,438,353       $26,510,750

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 24,148,013)     ( 23,369,993)
                                            ----------        ----------

            Net oil and gas
               Properties                  $ 2,290,340       $ 3,140,757
                                            ==========        ==========

                                 I-F Partnership
                                 ---------------

                                              2001             2000
                                          ------------      ------------

            Proved properties              $ 7,855,580       $ 7,914,602

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             (  7,168,224)     (  6,913,950)
                                            ----------        ----------

            Net oil and gas
               properties                  $   687,356       $ 1,000,652
                                            ==========        ==========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2001, 2000, and 1999. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2001, 2000, and 1999 were as follows:

         Partnership        2001         2000          1999
         -----------      --------     --------      --------
             I-D          $13,561      $ 5,264       $ 2,037
             I-E           79,497       97,556        35,443
             I-F           26,127       62,963        23,334

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 2001, 2000, and 1999, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                                I-D Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1998                37,776           1,634,897
   Production                               (  8,482)         (  314,010)
   Revisions of previous
      estimates                               80,895             272,928
                                             -------           ---------

Proved reserves, Dec. 31, 1999               110,189           1,593,815
   Production                               (  5,645)         (  296,803)
   Revisions of previous
      estimates                             ( 46,700)            147,246
                                             -------           ---------

Proved reserves, Dec. 31, 2000                57,844           1,444,258
   Production                               (  3,301)         (  231,126)
   Sales of minerals in place               (      8)         (   22,953)
   Extensions and discoveries                  1,097              19,130
   Revisions of previous
      estimates                             (  4,495)             94,003
                                             -------           ---------

Proved reserves, Dec. 31, 2001                51,137           1,303,312
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 1999                         110,166           1,593,084
                                             =======           =========
   December 31, 2000                          57,844           1,444,258
                                             =======           =========
   December 31, 2001                          51,137           1,303,312
                                             =======           =========

                                I-E Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1998               318,570           9,379,871
   Production                               ( 58,465)         (1,540,061)
   Extensions and discoveries                     67              16,189
   Revisions of previous
      estimates                              467,644             435,563
                                             -------           ---------

Proved reserves, Dec. 31, 1999               727,816           8,291,562
   Production                               ( 52,169)         (1,490,003)
   Sales of minerals in place               ( 31,935)         (   23,549)
   Extensions and discoveries                   -                 23,214
   Revisions of previous
      estimates                             (204,637)            741,370
                                             -------           ---------

Proved reserves, Dec. 31, 2000               439,075           7,542,594
   Production                               ( 42,531)         (1,256,766)
   Sales of minerals in place                   -             (   72,954)
   Extensions and discoveries                  8,897             107,330
   Revisions of previous
      estimates                             ( 71,650)            268,287
                                             -------           ---------
Proved reserves, Dec. 31, 2001               333,791           6,588,491
                                             =======           =========


PROVED DEVELOPED RESERVES:

   December 31, 1999                         727,565           8,283,990
                                             =======           =========
   December 31, 2000                         439,075           7,542,594
                                             =======           =========
   December 31, 2001                         333,791           6,588,491
                                             =======           =========

                                 I-F Partnership
                                 ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1998               149,517           3,035,177
   Production                               ( 27,794)         (  381,318)
   Extensions and discoveries                     46              11,332
   Revisions of previous
      estimates                              229,882             105,148
                                             -------           ---------

Proved reserves, Dec. 31, 1999               351,651           2,770,339
   Production                               ( 25,105)         (  347,462)
   Sales of minerals in place               ( 22,359)         (   16,485)
   Extensions and discoveries                   -                 16,250
   Revisions of previous
      estimates                             ( 93,309)            175,485
                                             -------           ---------

Proved reserves, Dec. 31, 2000               210,878           2,598,127
   Production                               ( 20,545)         (  272,161)
   Sales of minerals in place                   -             (   25,093)
   Extensions and discoveries                  5,124               7,026
   Revisions of previous
      estimates                             ( 34,420)            140,472
                                             -------           ---------

Proved reserves, Dec. 31, 2001               161,037           2,448,371
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 1999                         351,522           2,766,466
                                             =======           =========
   December 31, 2000                         210,878           2,598,127
                                             =======           =========
   December 31, 2001                         161,037           2,583,547
                                             =======           =========


5.    QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2001 and 2000 are as follows:

                                 I-D Partnership
                                 ---------------

                                            2001
                   -----------------------------------------------------
                     First         Second           Third         Fourth
                    Quarter        Quarter         Quarter       Quarter(2)
                   --------       --------        --------       --------

Total Revenues     $367,633       $295,268        $218,997       $159,355
Gross Profit (1)    306,288        221,877         173,554        108,160
Net Income          258,896        189,321         136,560         56,950
Limited Partners'
   Net Income
   Per Unit           30.49          22.20           15.88           6.17

                                            2000
                   -------------------------------------------------------
                     First         Second           Third          Fourth
                    Quarter        Quarter         Quarter         Quarter
                   --------       --------        --------        --------

Total Revenues      $220,463       $372,089        $372,965       $322,396
Gross Profit (1)     136,327        327,090         320,163        285,538
Net Income            93,033        284,790         280,330        256,840
Limited Partners'
   Net Income
   Per Unit            10.71          33.29           32.84          30.27


--------------------
(1)  Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                                 I-E Partnership
                                 ---------------

                                                2001
                       -----------------------------------------------------
                         First         Second         Third         Fourth
                        Quarter        Quarter       Quarter       Quarter(2)
                       --------       ----------    ----------     ---------


Total Revenues         $2,137,875     $1,806,884    $1,359,389     $894,769
Gross Profit (1)        1,720,310      1,462,053     1,020,976      188,275
Net Income (Loss)       1,477,107      1,235,799       762,642    ( 506,553)
Limited Partners'
   Net Income (Loss)
   Per Unit                 29.75          24.79         15.08    (   12.20)

                                                2000
                       ------------------------------------------------------
                          First        Second        Third          Fourth
                         Quarter       Quarter       Quarter        Quarter
                       ----------     ----------    ----------     ----------

Total Revenues         $1,332,130     $1,669,636    $2,013,576     $1,949,334
Gross Profit (1)          990,403      1,357,401     1,683,533      1,490,821
Net Income                686,385      1,093,650     1,418,832      1,300,602
Limited Partners'
   Net Income
   Per Unit                 13.48          21.78         28.41          26.25




--------------------
(1)  Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization, and the recording of estimated cost related to a litigation judgment. (See Note 1.)

                                 I-F Partnership
                                 ---------------

                                               2001
                        ----------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter      Quarter(2)
                        ---------     ---------     ---------     ----------

Total Revenues          $601,032      $431,314      $367,890       $299,704
Gross Profit (Loss)(1)   456,962       296,782       236,332      (  93,116)
Net Income (Loss)        364,082       227,645       153,719      ( 369,562)
Limited Partners'
   Net Income (Loss)
   Per Unit                21.69         13.29          8.75      (   24.22)

                                               2000
                        ----------------------------------------------------
                          First        Second         Third        Fourth
                         Quarter       Quarter       Quarter       Quarter
                        ---------     ---------     ---------     ----------

Total Revenues          $441,901      $506,349      $589,601       $565,673
Gross Profit (1)         299,143       375,661       458,548        440,619
Net Income               207,208       297,904       381,221        353,948
Limited Partners'
   Net Income
   Per Unit                11.95         17.37         22.34          20.63





--------------------
(1)  Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization, and the recording of estimated cost related to a litigation judgment. (See Note 1.)

                               INDEX TO EXHIBITS
                               -----------------
Exh.
No.         Exhibit

 4.1 Amended and Restated Agreement and Certificate of Limited Partnership dated March 4, 1986 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.2 Amended and Restated Certificate of Limited Partnership of Paine-Webber/Geodyne Energy Income Limited Partnership I-D dated March 9, 1989.

 4.3 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.5 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

4.6 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.7 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-D.

*4.8 Second Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D.

*4.9 Third Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D.

*4.10 Fourth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D.

 4.11 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.12 Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated March 9, 1989.

 4.13 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.14 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.15 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.16 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.17 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-E.

*4.18 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-E.

*4.19 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-E.

*4.20 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-E.

 4.21 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.22 Amended and Restated Certificate of Limited Partnership of Paine-Webber/Geodyne Energy Income Limited Partnership I-F dated March 9, 1989.

 4.23 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.24 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.25 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 4.26 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*4.27 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership I-E.

*4.28 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-F.

*4.29 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-F.

*4.30 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-F.

 10.1 Amended and Restated Agreement of Partnership dated March 4, 1986 for Geodyne Energy Income Production Partnership I-D filed as
            Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.2 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.3 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.4 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*10.5 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Part-nership I-D.

 10.6 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.7 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.8 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.9 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*10.10 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Part-nership I-E.

 10.11 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.12 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.13 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

 10.14 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 25, 1999 and is hereby incorporated by reference.

*10.15 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Part-nership I-F.

 23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-D.

 23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-E.

 23.3 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-F.



            All other Exhibits are omitted as inapplicable.

            ----------------------

            *Filed herewith.