Form 10-Q
period 2002-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E
filed 2002-05-13
CIK 799178, 811031, 806613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002


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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2002            2001
                                               -----------     ----------

CURRENT ASSETS:
   Cash and cash equivalents                     $113,928       $148,852
   Accounts receivable:
      Oil and gas sales                            78,119         61,223
      General Partner (Note 2)                          -         49,103
                                                 --------       --------
        Total current assets                     $192,047       $259,178

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  400,497        411,383

DEFERRED CHARGE                                    98,433         98,433
                                                 --------       --------
                                                 $690,977       $768,994
                                                 ========       ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $ 17,422       $ 10,086
   Gas imbalance payable                           27,101         27,101
                                                 --------       --------
        Total current liabilities                $ 44,523       $ 37,187

ACCRUED LIABILITY                                $ 37,370       $ 37,370

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($ 33,158)     ($ 32,551)
   Limited Partners, issued and
      outstanding, 7,195 units                    642,242        726,988
                                                 --------       --------
        Total Partners' capital                  $609,084       $694,437
                                                 --------       --------
                                                 $690,977       $768,994
                                                 ========       ========




                     The accompanying condensed notes are an
             integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              ---------         ---------

REVENUES:
   Oil and gas sales                           $152,347          $361,981
   Interest income                                  483             2,719
   Gain on sale of oil and gas
      properties                                      -             2,933
                                               --------          --------
                                               $152,830          $367,633

COSTS AND EXPENSES:
   Lease operating                             $ 46,473          $ 32,534
   Production tax                                 9,372            28,811
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 13,054            10,704
   General and administrative
      (Note 2)                                   34,509            36,688
                                               --------          --------
                                               $103,408          $108,737
                                               --------          --------

NET INCOME                                     $ 49,422          $258,896
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $  9,168          $ 39,514
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $ 40,254          $219,382
                                               ========          ========
NET INCOME per unit                            $   5.59          $  30.49
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========




                     The accompanying condensed notes are an
             integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 49,422          $258,896
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                13,054            10,704
      Gain on sale of oil and gas
        properties                                     -         (   2,933)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  16,896)           21,880
      Increase (decrease) in accounts
        payable                                    7,336         (     486)
      Decrease in gas imbalance payable                -         (   4,229)
      Decrease in accrued liability                    -         (   1,827)
                                                --------          --------
Net cash provided by operating
   activities                                   $ 52,916          $282,005
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,218)        ($ 41,130)
   Proceeds from sale of oil and
      gas properties                              49,153             2,996
                                                --------          --------
Net cash provided (used) by investing
   activities                                   $ 46,935         ($ 38,134)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($134,775)        ($247,493)
                                                --------          --------
Net cash used by financing activities          ($134,775)        ($247,493)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 34,924)        ($  3,622)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           148,852           238,748
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $113,928          $235,126
                                                ========          ========

                     The accompanying condensed notes are an
             integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  558,459        $  780,235
   Accounts receivable:
      Oil and gas sales                          504,423           465,409
      General Partner (Note 2)                         -           157,811
                                              ----------        ----------
        Total current assets                  $1,062,882        $1,403,455

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,199,818         2,290,340

DEFERRED CHARGE                                  542,109           542,109
                                              ----------        ----------
                                              $3,804,809        $4,235,904
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  161,643        $   99,801
   Accounts payable - other (Note 1)              82,500                 -
   Accrued liability - other (Note 1)             88,892           245,985
   Gas imbalance payable                          99,465            99,465
                                              ----------        ----------
        Total current liabilities             $  432,500        $  445,251

ACCRUED LIABILITY                             $  219,317        $  219,317

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  166,256)      ($  183,708)
   Limited Partners, issued and
      outstanding, 41,839 units                3,319,248         3,755,044
                                              ----------        ----------
        Total Partners' capital               $3,152,992        $3,571,336
                                              ----------        ----------
                                              $3,804,809        $4,235,904
                                              ==========        ==========







                     The accompanying condensed notes are an
             integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              --------         ----------

REVENUES:
   Oil and gas sales                          $906,292         $2,113,372
   Interest income                               2,526             15,103
   Gain on sale of oil and gas
      properties                                     -              9,400
                                              --------         ----------
                                              $908,818         $2,137,875

COSTS AND EXPENSES:
   Lease operating                            $338,360         $  271,103
   Production tax                               44,245            146,462
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                99,946            104,323
   General and administrative
      (Note 2)                                 141,776            138,880
                                              --------         ----------
                                              $624,327         $  660,768
                                              --------         ----------

NET INCOME                                    $284,491         $1,477,107
                                              ========         ==========
GENERAL PARTNER - NET INCOME                  $ 56,287         $  232,590
                                              ========         ==========
LIMITED PARTNERS - NET INCOME                 $228,204         $1,244,517
                                              ========         ==========
NET INCOME per unit                           $   5.45         $    29.75
                                              ========         ==========
UNITS OUTSTANDING                               41,839             41,839
                                              ========         ==========





                     The accompanying condensed notes are an
             integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                                                  2002              2001
                                               -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $284,491         $1,477,107
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                99,946            104,323
      Gain on sale of oil and gas
        properties                                     -        (     9,400)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  39,014)           110,978
      Increase in accounts payable                61,842              3,810
      Increase in accounts payable -
        other                                     82,500                  -
      Decrease in accrued liability -
        other                                  ( 157,093)                 -
      Decrease in gas imbalance payable                -        (    42,632)
      Decrease in accrued liability                    -        (     9,276)
                                                --------         ----------
Net cash provided by operating
   activities                                   $332,672         $1,634,910
                                                --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,396)       ($  248,039)
   Proceeds from sale of oil and gas
      properties                                 159,783              9,400
                                                --------         ----------
Net cash provided (used) by investing
   activities                                   $148,387        ($  238,639)
                                                --------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($702,835)       ($1,414,553)
                                                --------         ----------
Net cash used by financing activities          ($702,835)       ($1,414,553)
                                                --------         ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($221,776)       ($   18,282)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           780,235          1,309,542
                                                --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $558,459         $1,291,260
                                                ========         ==========

                     The accompanying condensed notes are an
             integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  157,757        $  114,388
   Accounts receivable:
      Oil and gas sales                          143,287           138,533
      General Partner (Note 2)                         -            54,282
                                              ----------        ----------
        Total current assets                  $  301,044        $  307,203

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 664,234           687,356

DEFERRED CHARGE                                  396,557           396,557
                                              ----------        ----------
                                              $1,361,835        $1,391,116
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   77,003        $   48,556
   Accounts payable - other (Note 1)              57,750                 -
   Accrued liability - other (Note 1)             62,225           172,190
   Gas imbalance payable                          32,160            32,160
                                              ----------        ----------
        Total current liabilities             $  229,138        $  252,906

ACCRUED LIABILITY                             $  171,440        $  171,440

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   43,115)      ($   49,082)
   Limited Partners, issued and
      outstanding, 14,321 units                1,004,372         1,015,852
                                              ----------        ----------
        Total Partners' capital               $  961,257        $  966,770
                                              ----------        ----------
                                              $1,361,835        $1,391,116
                                              ==========        ==========







                     The accompanying condensed notes are an
             integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $243,009          $557,666
   Interest income                                  439             4,793
   Gain on sale of oil and gas
      properties                                      -            38,573
                                               --------          --------
                                               $243,448          $601,032

COSTS AND EXPENSES:
   Lease operating                             $ 90,451          $108,508
   Production tax                                 4,913            35,562
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 24,571            35,180
   General and administrative
      (Note 2)                                   56,579            57,700
                                               --------          --------
                                               $176,514          $236,950
                                               --------          --------

NET INCOME                                     $ 66,934          $364,082
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 13,414          $ 53,418
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $ 53,520          $310,664
                                               ========          ========
NET INCOME per unit                            $   3.74          $  21.69
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========




                     The accompanying condensed notes are an
             integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 66,934          $364,082
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                24,571            35,180
      Gain on sale of oil and gas
        properties                                     -         (  38,573)
      (Increase) decrease in accounts
        receivable - oil and gas sales          (  4,754)           51,002
      Increase in accounts payable                28,447               690
      Increase in accounts payable -
        other                                     57,750                 -
      Decrease in accrued liability -
        other                                  ( 109,965)                -
      Decrease in gas imbalance payable                -         (  24,092)
                                                --------          --------
Net cash provided by operating
   activities                                   $ 62,983          $388,289
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,266)        ($  7,685)
   Proceeds from sale of oil and gas
      properties                                  55,099            38,573
                                                --------          --------
Net cash provided by investing
   activities                                   $ 52,833          $ 30,888
                                                --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 72,447)        ($437,467)
                                                --------          --------
Net cash used by financing activities          ($ 72,447)        ($437,467)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 43,369         ($ 18,290)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           114,388           437,623
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $157,757          $419,333
                                                ========          ========

                     The accompanying condensed notes are an
             integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2002, combined statements of operations for the three months ended March 31, 2002 and 2001, and combined statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2002, the combined results of operations for the three months ended March 31, 2002 and 2001, and the combined cash flows for the three months ended March 31, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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


      ACCOUNTS PAYABLE - OTHER AND ACCRUED LIABILITY - OTHER
      ------------------------------------------------------

      The Accrued Liability - Other at March 31, 2002 and December 31, 2001 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal. The decrease in the Accrued Liability - Other from December 31, 2001 to March 31, 2002 was due to a partial settlement of this judgment. The settlement amount is recorded as an Accounts Payable - Other at March 31, 2002, and will be paid in the second quarter of 2002.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                   $14,523                 $ 19,986
               I-E                    25,556                  116,220
               I-F                    16,799                   39,780

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      ACCOUNTS RECEIVABLE - GENERAL PARTNER
      -------------------------------------

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletion or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the three months ended March 31, 2001, capital expenditures for the I-D and I-E Partnerships totaled $41,130 and $248,039, respectively. These expenditures were primarily due to the successful recompletion of the Haley 08-1 well located in Winkler County, Texas, in which the I-D and I-E Partnerships own working interests of approximately 12.3% and 7.3%, respectively.

      The I-D, I-E, and I-F Partnerships' Statements of Cash Flows for the three months ended March 31, 2002 include proceeds from the sale of certain oil and gas properties during December 2001. These proceeds were included in these Partnerships' cash distributions paid in February 2002.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two year extension period to December 31, 2003.

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

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships fiscal condition or results of operations.


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

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      I-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $152,347         $361,981
      Oil and gas production expenses             $ 55,845         $ 61,345
      Barrels produced                                 764            1,037
      Mcf produced                                  59,096           51,633
      Average price/Bbl                           $  20.34         $  28.49
      Average price/Mcf                           $   2.32         $   6.44

      As shown in the table above, total oil and gas sales decreased $209,634 (57.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $244,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $48,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 273 barrels, while volumes of gas sold increased 7,463 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in volumes of oil sold was primarily due to (i) production difficulties on one significant well during the three months ended March 31,

      2002 and (ii) normal declines in production. Management does not currently know how long the production difficulties will continue to affect the well. The increase in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment on one significant well during the three months ended March 31, 2001 and (ii) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002. Average oil and gas prices decreased to $20.34 per barrel and $2.32 per Mcf, respectively, for the three months ended March 31, 2002 from $28.49 per barrel and $6.44 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,500 (9.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales, which decrease was partially offset by workover expenses incurred on two significant wells during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses increased to 36.7% for the three months ended March 31, 2002 from 16.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,350 (22.0%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily due to (i) the increase in volumes of gas sold and (ii) downward revisions in the estimates of remaining oil reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 8.6% for the three months ended March 31, 2002 from 3.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $2,179 (5.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 22.7% for the three months ended March 31, 2002 from 10.1% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2002  totaling   $16,039,175  or  222.93%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2002              2001
                                                ---------        ----------
      Oil and gas sales                         $906,292         $2,113,372
      Oil and gas production expenses           $382,605         $  417,565
      Barrels produced                            10,993             11,520
      Mcf produced                               328,568            288,560
      Average price/Bbl                         $  16.65         $    27.44
      Average price/Mcf                         $   2.20         $     6.23

      As shown in the table above, total oil and gas sales decreased $1,207,080 (57.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $1,323,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $249,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 527 barrels, while volumes of gas sold increased 40,008 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during the three months ended March 31, 2001, (ii) a positive prior period gas balancing adjustment on another significant well during the three months ended March 31, 2002, and (iii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2002. Average oil and gas prices decreased to $16.65 per barrel and $2.20 per Mcf, respectively, for the three months ended March 31, 2002 from $27.44 per barrel and $6.23 per Mcf, respectively, for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $34,960 (8.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a partial reversal during the three months ended March 31, 2002 of approximately $75,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment. These decreases were partially offset by workover expenses incurred on several wells during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses increased to 42.2% for the three months ended March 31, 2002 from 19.8% for the three months ended March

      31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,377 (4.2%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, this expense increased to 11.0% for the three months ended March 31, 2002 from 4.9% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,896 (2.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 15.6% for the three months ended March 31, 2002 from 6.6% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2002  totaling   $63,984,552  or  152.93%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $243,009         $557,666
      Oil and gas production expenses             $ 95,364         $144,070
      Barrels produced                               5,437            5,571
      Mcf produced                                  80,782           72,112
      Average price/Bbl                           $  15.55         $  27.79
      Average price/Mcf                           $   1.96         $   5.59

      As shown in the table above, total oil and gas sales decreased $314,657 (56.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $67,000 and $293,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $48,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 134 barrels, while volumes of gas sold increased 8,670 Mcf for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 2002. Average oil and gas prices decreased to $15.55 per barrel and $1.96 per Mcf, respectively, for the three months ended March 31, 2002 from $27.79 per barrel and $5.59, respectively, per Mcf for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $48,706 (33.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a partial reversal during the three months ended March 31, 2002 of approximately $52,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment. These decreases were partially offset by workover expenses incurred on two significant wells during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses increased to 39.2% for the three months ended March 31, 2002 from 25.8% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,609 (30.2%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves at December 31, 2001. As a percentage of oil and gas sales, this expense increased to 10.1% for the three months ended March 31, 2002 from 6.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,121 (1.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 23.3% for the three months ended March 31, 2002 from 10.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2002  totaling   $20,520,664  or  143.29%  of  Limited  Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

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

      On April 23, 2002 the I-E and I-F Partnerships entered into a settlement agreement with Xplor Energy Operating Company thereby settling for $82,500 and $57,750, respectively, the portion of the judgment which is in favor of Xplor. The appeal is still ongoing with respect to the portion of the judgment which is in favor of The Newton Corporation. The I-E and I-F Partnerships' portions of the remaining judgment and estimated post-judgment interest are approximately $89,000 and $62,000, respectively.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K filed during the first quarter of 2002:

                  Date of Event:                January 28, 2002
                  Date Filed with the SEC:      January 28, 2002
                  Items Included:               Item 5 - Other Events
                                                Item 7 - Exhibits

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


                                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 13, 2002                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 13, 2002                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer