Form 10-Q
period 2002-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E
filed 2002-08-13
CIK 799178, 811031, 806613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2002


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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $125,894         $148,852
   Accounts receivable:
      Oil and gas sales                           109,913           61,223
      General Partner (Note 2)                          -           49,103
                                                 --------         --------
        Total current assets                     $235,807         $259,178

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  390,245          411,383

DEFERRED CHARGE                                    98,433           98,433
                                                 --------         --------
                                                 $724,485         $768,994
                                                 ========         ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $ 16,508         $ 10,086
   Gas imbalance payable                           27,101           27,101
                                                 --------         --------
        Total current liabilities                $ 43,609         $ 37,187

ACCRUED LIABILITY                                $ 37,370         $ 37,370

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($ 25,566)       ($ 32,551)
   Limited Partners, issued and
      outstanding, 7,195 units                    669,072          726,988
                                                 --------         --------
        Total Partners' capital                  $643,506         $694,437
                                                 --------         --------
                                                 $724,485         $768,994
                                                 ========         ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              ---------         ---------

REVENUES:
   Oil and gas sales                           $202,124          $293,201
   Interest income                                  248             2,067
                                               --------          --------
                                               $202,372          $295,268

COSTS AND EXPENSES:
   Lease operating                             $ 29,303          $ 55,029
   Production tax                                11,784            18,362
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 13,178            10,539
   General and administrative
      (Note 2)                                   25,003            22,017
                                               --------          --------
                                               $ 79,268          $105,947
                                               --------          --------

NET INCOME                                     $123,104          $189,321
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 20,274          $ 29,564
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $102,830          $159,757
                                               ========          ========
NET INCOME per unit                            $  14.30          $  22.20
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              ---------         ---------

REVENUES:
   Oil and gas sales                           $354,471          $655,182
   Interest income                                  731             4,786
   Gain on sale of oil and gas
      properties                                      -             2,933
                                               --------          --------
                                               $355,202          $662,901

COSTS AND EXPENSES:
   Lease operating                             $ 75,776          $ 87,563
   Production tax                                21,156            47,173
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 26,232            21,243
   General and administrative
      (Note 2)                                   59,512            58,705
                                               --------          --------
                                               $182,676          $214,684
                                               --------          --------

NET INCOME                                     $172,526          $448,217
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 29,442          $ 69,078
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $143,084          $379,139
                                               ========          ========
NET INCOME per unit                            $  19.89          $  52.69
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $172,526          $448,217
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                26,232            21,243
      Gain on sale of oil and gas
        properties                                     -         (   2,933)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  48,690)           47,939
      Increase (decrease) in accounts
        payable                                    6,422         (     397)
      Decrease in gas imbalance payable                -         (   4,229)
      Decrease in accrued liability                    -         (   1,827)
                                                --------          --------
Net cash provided by operating
   activities                                   $156,490          $508,013
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  6,241)        ($ 42,335)
   Proceeds from sale of oil and
      gas properties                              50,250             3,225
                                                --------          --------
Net cash provided (used) by investing
   activities                                   $ 44,009         ($ 39,110)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($223,457)        ($487,111)
                                                --------          --------
Net cash used by financing activities          ($223,457)        ($487,111)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 22,958)        ($ 18,208)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           148,852           238,748
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $125,894          $220,540
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  779,586        $  780,235
   Accounts receivable:
      Oil and gas sales                          682,829           465,409
      General Partner (Note 2)                         -           157,811
                                              ----------        ----------
        Total current assets                  $1,462,415        $1,403,455

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,134,887         2,290,340

DEFERRED CHARGE                                  542,109           542,109
                                              ----------        ----------
                                              $4,139,411        $4,235,904
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  146,412        $   99,801
   Accrued liability - other (Note 1)             88,892           245,985
   Gas imbalance payable                          99,465            99,465
                                              ----------        ----------
        Total current liabilities             $  334,769        $  445,251

ACCRUED LIABILITY                             $  219,317        $  219,317

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  106,650)      ($  183,708)
   Limited Partners, issued and
      outstanding, 41,839 units                3,691,975         3,755,044
                                              ----------        ----------
        Total Partners' capital               $3,585,325        $3,571,336
                                              ----------        ----------
                                              $4,139,411        $4,235,904
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002             2001
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,162,692       $1,795,100
   Interest income                                 1,536           11,638
   Gain on sale of oil and gas
      properties                                       -              146
                                              ----------       ----------
                                              $1,164,228       $1,806,884

COSTS AND EXPENSES:
   Lease operating                            $  202,597       $  229,043
   Production tax                                 67,699          115,788
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  91,905          105,689
   General and administrative
      (Note 2)                                   122,776          120,565
                                              ----------       ----------
                                              $  484,977       $  571,085
                                              ----------       ----------

NET INCOME                                    $  679,251       $1,235,799
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  114,524       $  198,420
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  564,727       $1,037,379
                                              ==========       ==========
NET INCOME per unit                           $    13.50       $    24.79
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002             2001
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $2,068,984       $3,908,472
   Interest income                                 4,062           26,741
   Gain on sale of oil and gas
      properties                                       -            9,546
                                              ----------       ----------
                                              $2,073,046       $3,944,759

COSTS AND EXPENSES:
   Lease operating                            $  540,957       $  500,146
   Production tax                                111,944          262,250
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 191,851          210,012
   General and administrative
      (Note 2)                                   264,552          259,445
                                              ----------       ----------
                                              $1,109,304       $1,231,853
                                              ----------       ----------

NET INCOME                                    $  963,742       $2,712,906
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  170,811       $  431,010
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  792,931       $2,281,896
                                              ==========       ==========
NET INCOME per unit                           $    18.95       $    54.54
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                                  2002              2001
                                               ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $963,742         $2,712,906
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               191,851            210,012
      Gain on sale of oil and gas
        properties                                     -        (     9,546)
      (Increase) decrease in accounts
        receivable - oil and gas sales         ( 217,420)           195,308
      Increase in accounts payable                46,611                343
      Decrease in accrued liability -
        other                                  ( 157,093)                 -
      Decrease in gas imbalance payable                -        (    42,632)
      Decrease in accrued liability                    -        (     9,276)
                                                --------         ----------
Net cash provided by operating
   activities                                   $827,691         $3,057,115
                                                --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 42,569)       ($  257,743)
   Proceeds from the sale of oil and gas
      properties                                 163,982             16,952
                                                --------         ----------
Net cash provided (used) by investing
   activities                                   $121,413        ($  240,791)
                                                --------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($949,753)       ($2,818,270)
                                                --------         ----------
Net cash used by financing activities          ($949,753)       ($2,818,270)
                                                --------         ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($    649)       ($    1,946)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           780,235          1,309,542
                                                --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $779,586         $1,307,596
                                                ========         ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  225,760        $  114,388
   Accounts receivable:
      Oil and gas sales                          203,243           138,533
      General Partner (Note 2)                         -            54,282
                                              ----------        ----------
        Total current assets                  $  429,003        $  307,203

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 652,763           687,356

DEFERRED CHARGE                                  396,557           396,557
                                              ----------        ----------
                                              $1,478,323        $1,391,116
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   73,157        $   48,556
   Accrued liability - other (Note 1)             62,225           172,190
   Gas imbalance payable                          32,160            32,160
                                              ----------        ----------
        Total current liabilities             $  167,542        $  252,906

ACCRUED LIABILITY                             $  171,440        $  171,440

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   18,930)      ($   49,082)
   Limited Partners, issued and
      outstanding, 14,321 units                1,158,271         1,015,852
                                              ----------        ----------
        Total Partners' capital               $1,139,341        $  966,770
                                              ----------        ----------
                                              $1,478,323        $1,391,116
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                2002               2001
                                              ---------         ----------

REVENUES:
   Oil and gas sales                           $375,956          $427,825
   Interest income                                  429             3,387
   Gain on sale of oil and gas
      properties                                      -               102
                                               --------          --------
                                               $376,385          $431,314

COSTS AND EXPENSES:
   Lease operating                             $101,219          $108,436
   Production tax                                21,670            26,096
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 23,525            26,860
   General and administrative
      (Note 2)                                   45,114            42,277
                                               --------          --------
                                               $191,528          $203,669
                                               --------          --------

NET INCOME                                     $184,857          $227,645
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 30,958          $ 37,399
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $153,899          $190,246
                                               ========          ========
NET INCOME per unit                            $  10.74          $  13.29
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                               2002               2001
                                             ---------         -----------

REVENUES:
   Oil and gas sales                         $618,965          $  985,491
   Interest income                                868               8,180
   Gain on sale of oil and gas
      properties                                    -              38,675
                                             --------          ----------
                                             $619,833          $1,032,346

COSTS AND EXPENSES:
   Lease operating                           $191,670          $  216,944
   Production tax                              26,583              61,658
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               48,096              62,040
   General and administrative
      (Note 2)                                101,693              99,977
                                             --------          ----------
                                             $368,042          $  440,619
                                             --------          ----------

NET INCOME                                   $251,791          $  591,727
                                             ========          ==========
GENERAL PARTNER - NET INCOME                 $ 44,372          $   90,817
                                             ========          ==========
LIMITED PARTNERS - NET INCOME                $207,419          $  500,910
                                             ========          ==========
NET INCOME per unit                          $  14.48          $    34.98
                                             ========          ==========
UNITS OUTSTANDING                              14,321              14,321
                                             ========          ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $251,791          $591,727
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                48,096            62,040
      Gain on sale of oil and gas
        properties                                     -         (  38,675)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  64,710)          100,074
      Increase in accounts payable                24,601               447
      Decrease in accrued liability -
        other                                  ( 109,965)                -
      Decrease in gas imbalance payable                -         (  24,092)
                                                --------          --------
Net cash provided by operating
   activities                                   $149,813          $691,521
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 16,463)        ($ 11,500)
   Proceeds from the sale of oil and
      gas properties                              57,242            40,845
                                                --------          --------
Net cash provided by investing
   activities                                   $ 40,779          $ 29,345
                                                --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 79,220)        ($864,840)
                                                --------          --------
Net cash used by financing activities          ($ 79,220)        ($864,840)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $111,372         ($143,974)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           114,388           437,623
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $225,760          $293,649
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2002, combined statements of operations for the three and six months ended June 30, 2002 and 2001, and combined statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2002, the combined results of operations for the three and six months ended June 30, 2002 and 2001, and the combined cash flows for the six months ended June 30, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at June 30, 2002 and December 31, 2001 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal. The decrease in the Accrued Liability - Other from December 31, 2001 to June 30, 2002 was due to a partial settlement of this judgment, which settlement was paid in June 2002.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $5,017                 $ 19,986
               I-E                     6,556                  116,220
               I-F                     5,334                   39,780

      During the six months ended June 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                   $19,540                 $ 39,972
               I-E                    32,112                  232,440
               I-F                    22,133                   79,560


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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the six months ended June 30, 2002, capital expenditures for the I-F Partnership totaled $16,463. These expenditures were primarily due to a successful recompletion in the Jo-Mill Unit located in Borden County, Texas. The I-F Partnership owns a working interest of approximately 0.3% in this well. In addition, during the six months ended June 30, 2001, capital expenditures for the I-D and I-E
      Partnerships totaled $42,335 and $257,743, respectively. These expenditures were primarily due to the successful recompletion of the Haley 08-1 well located in Winkler County, Texas, in which the I-D and I-E Partnerships own working interests of approximately 1.2% and 7.3%, respectively.

      The I-D, I-E, and I-F Partnerships' Statements of Cash Flows for the six months ended June 30, 2002 include proceeds from the sale of certain oil and gas properties during December 2001. These proceeds were included in the Partnerships' cash distributions paid in February 2002.

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

      I-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $202,124         $293,201
      Oil and gas production expenses             $ 41,087         $ 73,391
      Barrels produced                               1,151              770
      Mcf produced                                  57,373           52,353
      Average price/Bbl                           $  24.05         $  27.34
      Average price/Mcf                           $   3.04         $   5.20

      As shown in the table above, total oil and gas sales decreased $91,077 (31.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately $124,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by increases of approximately $10,000 and $26,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 381 barrels and 5,020 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in volumes of oil sold was primarily due to
      (i) an increase in production on one significant well due to the successful recompletion of that well during early 2002, (ii) a positive prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 2002, and (iii) an increase in production on another significant well following successful repairs made during early 2001. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2002 and (ii) the I-D Partnership receiving an increased percentage of sales on another significant well during the three months ended June 30, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the increased sales percentage due to gas balancing to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas sold for the I-D Partnership. Average oil and gas prices decreased to $24.05 per barrel and $3.04 per Mcf, respectively, for the three months ended June 30, 2002 from $27.34 per barrel and $5.20 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $32,304 (44.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) a decrease in workover expenses incurred on one significant well during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 20.3% for the three months ended June 30, 2002 from 25.0% for the three months ended June 30, 2001. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,639 (25.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to (i) the increases in volumes of oil and gas sold and (ii) downward revisions in the estimates of remaining oil reserves. As a percentage of oil and gas sales, this expense increased to 6.5% for the three months ended June 30, 2002 from 3.6% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,986 (13.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to a change in allocation of audit fees among the I-D Partnership and other affiliated partnerships. As a percentage of oil and gas sales, this expense increased to 12.4% for the three months ended June 30, 2002 from 7.5% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $354,471         $655,182
      Oil and gas production expenses             $ 96,932         $134,736
      Barrels produced                               1,915            1,807
      Mcf produced                                 116,469          103,986
      Average price/Bbl                           $  22.57         $  28.00
      Average price/Mcf                           $   2.67         $   5.81

      As shown in the table above, total oil and gas sales decreased $300,711 (45.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $366,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $73,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 108 barrels and 12,483 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during the six months ended June 30, 2001, (ii) the I-D Partnership receiving an increased percentage of sales on another significant well during the six months ended June 30, 2002 due to gas balancing, and (iii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2002. As of the date of this Quarterly Report, management expects the increased sales percentage due to gas balancing to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas sold for the I-D Partnership. Average oil and gas prices decreased to $22.57 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 2002 from $28.00 per barrel and $5.81 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $37,804 (28.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in workover expenses incurred on one significant well during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 27.3% for the six months ended June 30, 2002 from 20.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,989 (23.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to (i) downward revisions in the estimates of remaining oil reserves and (ii) the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.4% for the six months ended June 30, 2002 from 3.2% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $807 (1.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 16.8% for the six months ended June 30, 2002 from 9.0% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2002  totaling   $16,115,175  or  223.99%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2002             2001
                                                -----------      ----------
      Oil and gas sales                         $1,162,692       $1,795,100
      Oil and gas production expenses           $  270,296       $  344,831
      Barrels produced                              12,499           10,439
      Mcf produced                                 287,789          299,725
      Average price/Bbl                         $    22.93       $    24.72
      Average price/Mcf                         $     3.04       $     5.13

      As shown in the table above, total oil and gas sales decreased $632,408 (35.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately $600,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 2,060 barrels, while volumes of gas sold decreased 11,936 Mcf for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well following successful repairs made during early 2001, (ii) an increase in production on another significant well due to the successful recompletion of that well during early 2002, and (iii) a negative prior period volume adjustment on one significant well during the three months ended June 30, 2001. Average oil and gas prices decreased to $22.93 per barrel and $3.04 per Mcf, respectively, for the three months ended June 30, 2002 from $24.72 per barrel and $5.13 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $74,535 (21.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) workover expenses incurred on one significant well during the three months ended June 30, 2001, and (iii) a decrease in workover expenses incurred on two wells within the same unit during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 23.2% for the three months ended June 30, 2002 from 19.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,784 (13.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to a decrease in depletable oil and gas properties primarily due to two significant wells being substantially depleted in 2001 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense increased to 7.9% for the three months ended June 30, 2002 from 5.9% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expense increased $2,211 (1.8%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 10.6% for the three months ended June 30, 2002 from 6.7% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $2,068,984       $3,908,472
      Oil and gas production expenses           $  652,901       $  762,396
      Barrels produced                              23,492           21,959
      Mcf produced                                 616,357          588,285
      Average price/Bbl                         $    19.99       $    26.15
      Average price/Mcf                         $     2.59       $     5.67

      As shown in the table above, total oil and gas sales decreased $1,839,488 (47.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $1,894,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 1,533 barrels and 28,072 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Average oil and gas prices decreased to $19.99 per barrel and $2.59 per Mcf, respectively, for the six months ended June 30, 2002 from $26.15 per barrel and $5.67 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $109,495 (14.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a partial reversal during the six months ended June 30, 2002 of approximately $75,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment. These decreases were partially offset by an increase in lease operating expenses associated with the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 31.6% for the six months ended June 30, 2002 from 19.5% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $18,161 (8.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 9.3% for the six months ended June 30, 2002 from 5.4% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,107 (2.0%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 12.8% for the six months ended June 30, 2002 from 6.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2002  totaling   $64,176,552  or  153.39%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $375,956         $427,825
      Oil and gas production expenses             $122,889         $134,532
      Barrels produced                               6,083            4,500
      Mcf produced                                  72,079           53,582
      Average price/Bbl                           $  22.83         $  22.69
      Average price/Mcf                           $   3.29         $   6.08

      As shown in the table above, total oil and gas sales decreased $51,869 (12.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately $201,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by increases of approximately $36,000 and $112,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 1,583 barrels and 18,497 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment on one significant well during the three months ended June 30, 2001, (ii) an increase in production on another significant well following successful repairs made during early 2001, and (iii) an increase in production on one significant well due to the successful recompletion of that well during early 2002. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2002, (ii) the I-F Partnership receiving an increased percentage of sales on another significant well during the three months ended June 30, 2002 due to gas balancing, and
      (iii) an increase in production on one significant well following successful repairs made during early 2001. As of the date of this Quarterly Report, management expects the increased sales percentage due to gas balancing to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas sold for the I-F
      Partnership. Average oil prices increased to $22.83 per barrel for the three months ended June 30, 2002 from $22.69 per barrel for the three months ended June 30, 2001. Average gas prices decreased to $3.29 per Mcf for the three months ended June 30, 2002 from $6.08 per Mcf for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,643 (8.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 32.7% for the three months ended June 30, 2002 from 31.4% for the three months ended June 30, 2001.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,335 (12.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to a decrease in depletable oil and gas properties primarily due to two significant wells being substantially depleted in 2001 due to the lack of remaining economically recoverable reserves, which decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense remained constant at 6.3% for the three months ended June 30, 2002 and 2001.

      General and administrative expenses increased $2,837 (6.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 12.0% for the three months ended June 30, 2002 from 9.9% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $618,965         $985,491
      Oil and gas production expenses             $218,253         $278,602
      Barrels produced                              11,520           10,071
      Mcf produced                                 152,861          125,694
      Average price/Bbl                           $  19.39         $  25.51
      Average price/Mcf                           $   2.59         $   5.80

      As shown in the table above, total oil and gas sales decreased $366,526 (37.2%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $70,000 and $491,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $37,000 and $157,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 1,449 barrels and 27,167 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

      The increase in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 2002, (ii) a negative prior period volume adjustment on another significant well during the six months ended June 30, 2001, and (iii) an increase in production on one significant well due to the successful recompletion of that well during early 2001. The increase in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during the six months ended June 30, 2001 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the six months ended June 30, 2002. Average oil and gas prices decreased to $19.39 per barrel and $2.59 per Mcf, respectively, for the six months ended June 30, 2002 from $25.51 per barrel and $5.80 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $60,349 (21.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) a partial reversal during the six months ended June 30, 2002 of approximately $52,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by an increase in lease operating expenses associated with the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 35.3% for the six months ended June 30, 2002 from 28.3% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, amortization of oil and gas properties decreased $13,944 (22.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to a decrease in depletable oil and gas properties primarily due to two significant wells being substantially depleted in 2001 due to the lack of remaining economically recoverable reserves, which decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.8% for the six months ended June 30, 2002 from 6.3% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,716 (1.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 16.4% for the six months ended June 30, 2002 from 10.1% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2002  totaling   $20,520,664  or  143.29%  of  Limited  Partners'  capital
      contributions.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-D Partnership.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-E Partnership.

            99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-F Partnership.

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


                                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 2002              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 2002              By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------



Exh.
No.         Exhibit
----        -------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-D.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-E.

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-F.