Form 10-Q/A
period 2002-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E
filed 2003-01-08
CIK 799178, 811031, 806613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

                               FIRST AMENDMENT TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2002


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                            September 30,      December 31,
                                                2002               2001
                                            -------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $154,302          $148,852
   Accounts receivable:
      Oil and gas sales                          111,244            61,223
      General Partner (Note 2)                         -            49,103
                                                --------          --------
        Total current assets                    $265,546          $259,178

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 386,148           411,383

DEFERRED CHARGE                                   98,433            98,433
                                                --------          --------
                                                $750,127          $768,994
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 17,808          $ 10,086
   Gas imbalance payable                          27,101            27,101
                                                --------          --------
        Total current liabilities               $ 44,909          $ 37,187

ACCRUED LIABILITY                               $ 37,370          $ 37,370

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 25,369)        ($ 32,551)
   Limited Partners, issued and
      outstanding, 7,195 units                   693,217           726,988
                                                --------          --------
        Total Partners' capital                 $667,848          $694,437
                                                --------          --------
                                                $750,127          $768,994
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              ---------         ---------

REVENUES:
   Oil and gas sales                           $177,343          $217,296
   Interest income                                  327             1,701
                                               --------          --------
                                               $177,670          $218,997

COSTS AND EXPENSES:
   Lease operating                             $ 26,940          $ 31,636
   Production tax                                10,537            13,807
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 10,735            14,957
   General and administrative
      (Note 2)                                   22,872            22,037
                                               --------          --------
                                               $ 71,084          $ 82,437
                                               --------          --------

NET INCOME                                     $106,586          $136,560
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 17,441          $ 22,323
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $ 89,145          $114,237
                                               ========          ========
NET INCOME per unit                            $  12.39          $  15.88
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              ---------         ---------

REVENUES:
   Oil and gas sales                           $531,814          $872,478
   Interest income                                1,058             6,487
   Gain on sale of oil and gas
      properties                                      -             2,933
                                               --------          --------
                                               $532,872          $881,898

COSTS AND EXPENSES:
   Lease operating                             $102,716          $119,199
   Production tax                                31,693            60,980
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 36,967            36,200
   General and administrative
      (Note 2)                                   82,384            80,742
                                               --------          --------
                                               $253,760          $297,121
                                               --------          --------

NET INCOME                                     $279,112          $584,777
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 46,883          $ 91,401
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $232,229          $493,376
                                               ========          ========
NET INCOME per unit                            $  32.28          $  68.57
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $279,112          $584,777
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                36,967            36,200
      Gain on sale of oil and gas
        properties                                     -         (   2,933)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  50,021)          131,815
      Increase in accounts payable                 7,722               827
      Decrease in gas imbalance payable                -         (   4,229)
      Decrease in accrued liability                    -         (   1,857)
                                                --------          --------
Net cash provided by operating
   activities                                   $273,780          $744,600
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 13,005)        ($ 48,528)
   Proceeds from sale of oil and
      gas properties                              50,376             3,026
                                                --------          --------
Net cash provided (used) by investing
   activities                                   $ 37,371         ($ 45,502)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($305,701)        ($714,272)
                                                --------          --------
Net cash used by financing activities          ($305,701)        ($714,272)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  5,450         ($ 15,174)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           148,852           238,748
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $154,302          $223,574
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  870,163        $  780,235
   Accounts receivable:
      Oil and gas sales                          709,571           465,409
      General Partner (Note 2)                         -           157,811
                                              ----------        ----------
        Total current assets                  $1,579,734        $1,403,455

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,164,487         2,290,340

DEFERRED CHARGE                                  542,109           542,109
                                              ----------        ----------
                                              $4,286,330        $4,235,904
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  132,824        $   99,801
   Accrued liability - other (Note 1)             88,892           245,985
   Gas imbalance payable                          99,465            99,465
                                              ----------        ----------
        Total current liabilities             $  321,181        $  445,251

ACCRUED LIABILITY                             $  219,317        $  219,317

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  106,237)      ($  183,708)
   Limited Partners, issued and
      outstanding, 41,839 units                3,852,069         3,755,044
                                              ----------        ----------
        Total Partners' capital               $3,745,832        $3,571,336
                                              ----------        ----------
                                              $4,286,330        $4,235,904
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002             2001
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,123,308       $1,349,455
   Interest income                                 2,056            9,934
                                              ----------       ----------
                                              $1,125,364       $1,359,389

COSTS AND EXPENSES:
   Lease operating                            $  227,389       $  253,910
   Production tax                                 69,164           84,503
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  46,597          134,962
   General and administrative
      (Note 2)                                   124,203          123,372
                                              ----------       ----------
                                              $  467,353       $  596,747
                                              ----------       ----------

NET INCOME                                    $  658,011       $  762,642
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  104,917       $  131,801
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  553,094       $  630,841
                                              ==========       ==========
NET INCOME per unit                           $    13.22       $    15.08
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002             2001
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $3,192,292       $5,257,927
   Interest income                                 6,118           36,675
   Gain on sale of oil and gas
      properties                                       -            9,546
                                              ----------       ----------
                                              $3,198,410       $5,304,148

COSTS AND EXPENSES:
   Lease operating                            $  768,346       $  754,056
   Production tax                                181,108          346,753
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 238,448          344,974
   General and administrative
      (Note 2)                                   388,755          382,817
                                              ----------       ----------
                                              $1,576,657       $1,828,600
                                              ----------       ----------

NET INCOME                                    $1,621,753       $3,475,548
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  275,728       $  562,811
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,346,025       $2,912,737
                                              ==========       ==========
NET INCOME per unit                           $    32.17       $    69.62
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                                    2002            2001
                                                 -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,621,753      $3,475,548
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  238,448         344,974
      Gain on sale of oil and gas
        properties                                        -     (     9,546)
      (Increase) decrease in accounts
        receivable - oil and gas sales          (   244,162)        583,224
      Increase in accounts payable                   33,023           3,087
      Decrease in accrued liability -
        other (Note 1)                          (   157,093)              -
      Decrease in gas imbalance payable                   -     (    42,632)
      Decrease in accrued liability                       -     (     9,367)
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $1,491,969      $4,345,288
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  115,155)    ($  286,642)
   Proceeds from the sale of oil and gas
      properties                                    160,371          16,723
                                                 ----------      ----------
Net cash provided (used) by investing
   activities                                    $   45,216     ($  269,919)
                                                 ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,447,257)    ($4,214,462)
                                                 ----------      ----------
Net cash used by financing activities           ($1,447,257)    ($4,214,462)
                                                 ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $   89,928     ($  139,093)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              780,235       1,309,542
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  870,163      $1,170,449
                                                 ==========      ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  277,687        $  114,388
   Accounts receivable:
      Oil and gas sales                          220,453           138,533
      General Partner (Note 2)                         -            54,282
                                              ----------        ----------
        Total current assets                  $  498,140        $  307,203

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 680,511           687,356

DEFERRED CHARGE                                  396,557           396,557
                                              ----------        ----------
                                              $1,575,208        $1,391,116
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   62,942        $   48,556
   Accrued liability - other (Note 1)             62,225           172,190
   Gas imbalance payable                          32,160            32,160
                                              ----------        ----------
        Total current liabilities             $  157,327        $  252,906

ACCRUED LIABILITY                             $  171,440        $  171,440

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   16,493)      ($   49,082)
   Limited Partners, issued and
      outstanding, 14,321 units                1,262,934         1,015,852
                                              ----------        ----------
        Total Partners' capital               $1,246,441        $  966,770
                                              ----------        ----------
                                              $1,575,208        $1,391,116
                                              ==========        ==========








         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                2002               2001
                                              ---------         ----------

REVENUES:
   Oil and gas sales                           $357,548          $365,798
   Interest income                                  608             2,092
                                               --------          --------
                                               $358,156          $367,890

COSTS AND EXPENSES:
   Lease operating                             $ 99,503          $110,972
   Production tax                                20,415            20,586
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  3,809            39,730
   General and administrative
      (Note 2)                                   43,717            42,883
                                               --------          --------
                                               $167,444          $214,171
                                               --------          --------

NET INCOME                                     $190,712          $153,719
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 29,049          $ 28,307
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $161,663          $125,412
                                               ========          ========
NET INCOME per unit                            $  11.29          $   8.75
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                               2002               2001
                                             ---------         -----------

REVENUES:
   Oil and gas sales                         $976,513          $1,351,289
   Interest income                              1,476              10,272
   Gain on sale of oil and gas
      properties                                    -              38,675
                                             --------          ----------
                                             $977,989          $1,400,236

COSTS AND EXPENSES:
   Lease operating                           $291,173          $  327,916
   Production tax                              46,998              82,244
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               51,905             101,770
   General and administrative
      (Note 2)                                145,410             142,860
                                             --------          ----------
                                             $535,486          $  654,790
                                             --------          ----------

NET INCOME                                   $442,503          $  745,446
                                             ========          ==========
GENERAL PARTNER - NET INCOME                 $ 73,421          $  119,124
                                             ========          ==========
LIMITED PARTNERS - NET INCOME                $369,082          $  626,322
                                             ========          ==========
NET INCOME per unit                          $  25.77          $    43.73
                                             ========          ==========
UNITS OUTSTANDING                              14,321              14,321
                                             ========          ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $442,503        $  745,446
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                51,905           101,770
      Gain on sale of oil and gas
        properties                                     -       (    38,675)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  81,920)          165,021
      Increase in accounts payable                14,386             1,188
      Decrease in accrued liability -
        other (Note 1)                         ( 109,965)
      -Decrease in gas imbalance payable               -       (    24,092)
                                                --------        ----------
Net cash provided by operating
   activities                                   $316,909        $  950,658
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 46,761)      ($   20,825)
   Proceeds from the sale of oil and
      gas properties                              55,983            40,748
                                                --------        ----------
Net cash provided by investing
   activities                                   $  9,222        $   19,923
                                                --------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($162,832)      ($1,157,010)
                                                --------        ----------
Net cash used by financing activities          ($162,832)      ($1,157,010)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $163,299       ($  186,429)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           114,388           437,623
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $277,687        $  251,194
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2002, combined statements of operations for the three and nine months ended September 30, 2002 and 2001, and combined statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2002, the combined results of operations for the three and nine months ended September 30, 2002 and 2001, and the combined cash flows for the nine months ended September 30, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at September 30, 2002 and December 31, 2001 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal. The decrease in the Accrued Liability - Other from December 31, 2001 to September 30, 2002 was due to a partial settlement of this judgment, which settlement was paid in June 2002.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $2,886                 $ 19,986
               I-E                     7,983                  116,220
               I-F                     3,937                   39,780

      During the nine months ended September 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                   $22,426                 $ 59,958
               I-E                    40,095                  348,660
               I-F                    26,070                  119,340

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2002, capital expenditures for the I-F Partnership totaled $46,761. These expenditures were primarily due to a successful recompletion in the Jo-Mill Unit located in Borden County, Texas and drilling activities in a large unitized property, the Willamar Community E Unit located in Willacy County, Texas. The I-F Partnership owns working interests of approximately 0.3% and 3.5%, respectively, in these wells. In addition, during the nine months ended September 30, 2001, capital expenditures for the I-D and I-E Partnerships totaled $48,528 and $286,642, respectively. These expenditures were primarily due to the successful recompletion of the Haley 08-1 well located in Winkler County, Texas, in which the I-D and I-E Partnerships own working interests of approximately 1.2% and 7.3%, respectively.

      The I-D, I-E, and I-F Partnerships' Statements of Cash Flows for the nine months ended September 30, 2002 include proceeds from the sale of certain oil and gas properties during December 2001. These proceeds were included in the Partnerships' cash distributions paid in February 2002.

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

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues.

      The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

          *  The worldwide and domestic supplies of oil and natural gas;
          * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
          * Political instability or armed conflict in oil-producing regions or around major shipping areas;
          *  The level of consumer demand and overall economic activity;
          *  The competitiveness of alternative fuels;
          *  Weather  conditions;
          *  The availability of pipelines for transportation; and
          *  Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity. It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain.

      Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------


      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

                                 I-D Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001              51,137        1,303,312
         Production                             (  2,819)      (  169,104)
         Extensions and discoveries                  931                -
         Revisions of previous
            estimates                              1,252           41,674
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002             50,501        1,175,882
                                                 =======        =========


                                 I-E Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             333,791        6,588,491
         Production                             ( 33,796)      (  903,208)
         Extensions and discoveries               15,557            9,858
         Revisions of previous
            estimates                             51,543          273,883
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            367,095        5,969,024
                                                 =======        =========

                                 I-F Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             161,037        2,448,371
         Production                             ( 16,440)      (  225,709)
         Extensions and discoveries                5,911            3,451
         Revisions of previous
            estimates                             24,471          104,508
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            174,979        2,330,621
                                                 =======        =========

      In addition to the volume changes, the net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of December 31, 2001 and September 30, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were $16.75 per barrel and $2.65 per Mcf as of December 31, 2001 and $27.25 per barrel and $3.76 per Mcf as of September 30, 2002. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to the date the net present value was estimated. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves will actually be realized for such production.

                                    Net Present Value of Reserves
                                 ---------------------------------
              Partnership         12/31/01               9/30/02
              -----------        ----------            -----------
                  I-D            $1,786,821            $ 2,353,665
                  I-E            $9,205,734            $12,732,060
                  I-F            $3,230,203            $ 4,840,584

      I-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $177,343         $217,296
      Oil and gas production expenses             $ 37,477         $ 45,443
      Barrels produced                                 904              754
      Mcf produced                                  52,635           76,327
      Average price/Bbl                           $  27.60         $  25.30
      Average price/Mcf                           $   2.90         $   2.60

      As shown in the table above, total oil and gas sales decreased $39,953 (18.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately $62,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $16,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 150 barrels, while volumes of gas sold decreased 23,692 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment made by the purchaser on one significant well during the three months ended September 30, 2001, (ii) a positive prior period gas balancing adjustment made by the operator on another significant well during the three months ended September 30, 2001, and (iii) normal declines in production. Average oil and gas prices increased to $27.60 per barrel and $2.90 per Mcf, respectively, for the three months ended September 30, 2002 from $25.30 per barrel and $2.60 per Mcf, respectively, for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,966 (17.5%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) workover expenses incurred on one significant well during the three months ended September 30, 2001 and
      (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 21.1% for the three months ended September 30, 2002 from 20.9% for the three months ended September 30, 2001.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,222 (28.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 6.1% for the three months ended September 30, 2002 from 6.9% for the three months ended September 30, 2001. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $835 (3.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 12.9% for the three months ended September 30, 2002 from 10.1% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $531,814         $872,478
      Oil and gas production expenses             $134,409         $180,179
      Barrels produced                               2,819            2,561
      Mcf produced                                 169,104          180,313
      Average price/Bbl                           $  24.18         $  27.20
      Average price/Mcf                           $   2.74         $   4.45

      As shown in the table above, total oil and gas sales decreased $340,664 (39.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $289,000 was related to a decrease in the average price of gas sold and
      (ii) $50,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 258 barrels, while volumes of gas sold decreased 11,209 Mcf for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $24.18 per barrel and $2.74 per Mcf, respectively, for the nine months ended September 30, 2002 from $27.20 per barrel and $4.45 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $45,770 (25.4%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a decrease in workover expenses incurred on one significant well during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, this expense increased to 25.3% for the nine months ended September 30, 2002 from 20.7% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $767 (2.1%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, this expense increased to 7.0% for the nine months ended September 30, 2002 from 4.1% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,642 (2.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 15.5% for the nine months ended September 30, 2002 from 9.3% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $16,180,175 or 224.89% of Limited Partners' capital contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2002             2001
                                                -----------      ----------
      Oil and gas sales                         $1,123,308       $1,349,455
      Oil and gas production expenses           $  296,553       $  338,413
      Barrels produced                              10,304           10,889
      Mcf produced                                 286,851          397,393
      Average price/Bbl                         $    26.67       $    23.43
      Average price/Mcf                         $     2.96       $     2.75

      As shown in the table above, total oil and gas sales decreased $226,147 (16.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately $304,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by increases of approximately $33,000 and $59,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 585 barrels and 110,542 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment made by the operator on one significant well during the three months ended September 30, 2001, (ii) a positive prior period gas balancing adjustment made by the purchaser on another significant well during the three months ended September 30, 2001, and (iii) normal declines in production. Average oil and gas prices increased to $26.67 per barrel and $2.96 per Mcf, respectively, for the three months ended September 30, 2002 from $23.43 per barrel and $2.75 per Mcf, respectively, for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $41,860 (12.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in workover expenses incurred on two wells within the same unit during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, and (iii) workover expenses incurred on another significant well during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 26.4% for the three months ended September 30, 2002 from 25.1% for the three months ended September 30, 2001.

      Depreciation, depletion, and amortization of oil and gas properties decreased $88,365 (65.5%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002, (ii) the decreases in volumes of oil and gas sold, and (iii) a decrease in depletable oil and gas properties primarily due to two significant wells being substantially depleted in 2001 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense decreased to 4.1% for the three months ended September 30, 2002 from 10.0% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2002 and 2001. As a percentage of oil and gas sales, these expenses increased to 11.1% for the three months ended September 30, 2002 from 9.1% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $3,192,292       $5,257,927
      Oil and gas production expenses           $  949,454       $1,100,809
      Barrels produced                              33,796           32,848
      Mcf produced                                 903,208          985,678
      Average price/Bbl                         $    22.03       $    25.25
      Average price/Mcf                         $     2.71       $     4.49

      As shown in the table above, total oil and gas sales decreased $2,065,635 (39.3%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $1,610,000 was related to a decrease in the average price of gas sold and
      (ii) $371,000 was related to a decrease in volumes of gas sold. Volumes of oil sold increased 948 barrels, while volumes of gas sold decreased 82,470 Mcf for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $22.03 per barrel and $2.71 per Mcf, respectively, for the nine months ended September 30, 2002 from $25.25 per barrel and $4.49 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $151,355 (13.7%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a partial reversal during the nine months ended September 30, 2002 of approximately $75,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment. These decreases were partially offset by (i) an increase in workover expenses incurred on two wells within the same unit during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 and (ii) workover expenses incurred on another significant well during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 29.7% for the nine months ended September 30, 2002 from 20.9% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $106,526 (30.9%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002, (ii) the decrease in volumes of gas sold, and (iii) a decrease in depletable oil and gas properties primarily due to two significant wells being substantially depleted in 2001 due to the lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, this expense increased to 7.5% for the nine months ended September 30, 2002 from 6.6% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,938 (1.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 12.2% for the nine months ended September 30, 2002 from 7.3% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $64,569,552 or 154.33% of Limited Partners' capital contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $357,548         $365,798
      Oil and gas production expenses             $119,918         $131,558
      Barrels produced                               4,920            5,875
      Mcf produced                                  72,848           83,941
      Average price/Bbl                           $  26.58         $  24.63
      Average price/Mcf                           $   3.11         $   2.63

      As shown in the table above, total oil and gas sales decreased $8,250 (2.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately $24,000 and $29,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $10,000 and $35,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 955 barrels and 11,093 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment made by the purchaser on one significant well during the three months ended September 30, 2001, (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2001, and (iii) the I-F Partnership receiving an increased percentage of sales on another significant well during the three months ended September 30, 2001 due to gas balancing. Average oil and gas prices increased to $26.58 per barrel and $3.11 per Mcf, respectively, for the three months ended September 30, 2002 from $24.63 per barrel and $2.63 per Mcf, respectively, for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,640 (8.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 33.5% for the three months ended September 30, 2002 from 36.0% for the three months ended September 30, 2001.

      Depreciation, depletion, and amortization of oil and gas properties decreased $35,921 (90.4%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) a decrease in depletable oil and gas properties primarily due to two significant wells being substantially depleted in 2001 due to the lack of remaining economically recoverable reserves, (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002, and (iii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 1.1% for the three months ended September 30, 2002 from 10.9% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $834 (1.9%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 12.2% for the three months ended September 30, 2002 from 11.7% for the three months ended September 30, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    2002            2001
                                                  --------       ----------
      Oil and gas sales                           $976,513       $1,351,289
      Oil and gas production expenses             $338,171       $  410,160
      Barrels produced                              16,440           15,946
      Mcf produced                                 225,709          209,635
      Average price/Bbl                           $  21.54       $    25.19
      Average price/Mcf                           $   2.76       $     4.53

      As shown in the table above, total oil and gas sales decreased $374,776 (27.7%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately $60,000 and $400,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by an increase of approximately $73,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 494 barrels and 16,074 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $21.54 per barrel and $2.76 per Mcf, respectively, for the nine months ended September 30, 2002 from $25.19 per barrel and $4.53 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $71,989 (17.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a partial reversal during the nine months ended September 30, 2002 of approximately $52,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 34.6% for the nine months ended September 30, 2002 from 30.4% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $49,865 (49.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a decrease in depletable oil and gas properties primarily due to two significant wells being substantially depleted in 2001 due to the lack of remaining economically recoverable reserves and
      (ii) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 5.3% for the nine months ended September 30, 2002 from 7.5% for the nine months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,550 (1.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 14.9% for the nine months ended September 30, 2002 from 10.6% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $20,577,664 or 143.69% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the Partnerships carried out an evaluation under the supervision and with the participation of the Partnerships' management, including their chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Partnerships' chief executive officer and chief financial officer concluded that the Partnerships' disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnerships required to be included in the Partnerships' periodic filings with the SEC. There have been no significant changes in the Partnerships' internal controls or in other factors which could significantly affect the Partnerships' internal controls subsequent to the date the Partnerships carried out this evaluation.

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


                                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                  (Registrant)

                                   BY:   GEODYNE RESOURCES, INC.

                                         General Partner


Date:  January 8, 2003             By:       /s/Dennis R. Neill
                                       --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President (Principal Executive Officer)


Date:  January 8, 2003             By:      /s/Craig D. Loseke
                                       --------------------------------
                                        (Signature)
                                        Craig D. Loseke
                                        Chief Accounting Officer
                                        (Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership I-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership I-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership I-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership I-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership I-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 8th day of January, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Principal Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership I-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 8th day of January, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

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