Form 10-K
period 2002-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E
filed 2003-03-28
CIK 799178, 811031, 806613

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

            X     Disclosure is not contained herein.
         -----

                  Disclosure is contained herein.
          -----

      The Registrants are limited partnerships and there is no public market for trading in the partnership interests.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

            Yes         No    X
                  -----       -----


                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                    FORM 10-K
                                TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................18
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......19

PART II.....................................................................19
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......19
      ITEM 6.     SELECTED FINANCIAL DATA...................................22
      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS................................................26
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................41
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............41
      ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................42

PART III....................................................................42
      ITEM 10.    DIRECTORS  AND  EXECUTIVE   OFFICERS  OF  THE  GENERAL
                  PARTNER...................................................42
      ITEM 11.    EXECUTIVE COMPENSATION....................................43
      ITEM 12.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND
                  MANAGEMENT................................................47
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............48

PART IV.....................................................................49
      ITEM 14.    CONTROLS AND PROCEDURES...................................49
      ITEM 15.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS
                  ON FORM 8-K...............................................49

SIGNATURES..................................................................58

CERTIFICATION...............................................................59

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

                                              Date of
                      Partnership            Activation
                      -----------       ------------------

                          I-D           March 4, 1986
                          I-E           September 10, 1986
                          I-F           December 16, 1986

      Immediately following activation, each Partnership invested as a general partner in a separate Oklahoma general partnership which actually conducts the Partnerships' production operations. Geodyne serves as managing partner of such general partnerships. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K ("Annual Report") are references to the Partnership and its related general partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne as the general partner of the Partnerships, and as the managing partner of the related general partnerships.

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2002 Samson owned interests in approximately 12,000 oil and gas wells located in 18 States of the United States and the countries of Canada, Venezuela, and Russia. At December 31, 2002, Samson operated approximately 3,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2003, Samson employed approximately 1,100 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of Partnerships for the second two-year extension period to December 31, 2003. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


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


      Competition and Marketing

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      * Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      * The level of consumer demand and overall economic activity;
      * The competitiveness of alternative fuels;
      * Weather  conditions;
      * The availability of pipelines for transportation; and
      * Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices, and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2002:


   Partnership              Customer                      Percentage
   -----------              --------                      ----------

      I-D         El Paso Energy Marketing
                     Company ("El Paso")                     45.2%
                  Duke Energy Field Services, Inc.
                     ("Duke")                                17.0%
                  Sid Richardson Carbon & Gas
                     ("Richardson")                          14.2%

      I-E         El Paso                                    39.1%
                  Richardson                                 13.5%

      I-F         El Paso                                    29.5%
                  Duke                                       12.3%
                  BP America Production Company              11.2%

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

ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2002.


                               Well Statistics(1)
                             As of December 31, 2002


P/ship        Number of Gross Wells(2)             Number of Net Wells(3)
------        ------------------------            ------------------------
               Total     Oil      Gas             Total      Oil      Gas
               -----    -----    -----            -----     -----    -----

I-D             519      403      116              3.43       .67     2.76
I-E             805      642      163             27.13     11.54    15.59
I-F             796      642      154             12.04      4.88     7.16

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


      Drilling Activities

      During the year ended December 31, 2002, the Partnerships directly or indirectly participated in the drilling activities described below:

                                        Working    Revenue
Well Name             County      St.   Interest   Interest   Type   Status
---------------       ------      ---   --------   --------   ----   -------

I-D Partnership
---------------
Hunnicutt #20-2       Custer      OK       -       0.0008     Gas   Producing
Jo-Mill Unit          Borden      TX    0.0014     0.0012     Oil   Producing
  (10 new wells)

I-E Partnership
---------------
Hunnicutt #20-2       Custer      OK       -       0.0033     Gas   Producing
Clifton, Arthur
  GU #4               Limestone   TX       -       0.0023     Gas   Producing
Jo-Mill Unit          Borden      TX    0.0060     0.0053     Oil   Producing
  (10 new wells)

I-F Partnership
---------------
Hunnicutt #20-2       Custer      OK       -       0.0015     Gas   Producing
Clifton, Arthur
  GU #4               Limestone   TX       -       0.0016     Gas   Producing
Jo-Mill Unit          Borden      TX    0.0028     0.0025     Oil   Producing
  (10 new wells)


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

                               Net Production Data

                                 I-D Partnership
                                 ---------------

                                          Year Ended December 31,
                                 -----------------------------------------
                                    2002            2001            2000
                                 --------        --------       ----------
Production:
   Oil (Bbls)                       3,662           3,301            5,645
   Gas (Mcf)                      232,115         231,126          296,803

Oil and gas sales:
   Oil                           $ 90,794        $ 84,449       $  176,543
   Gas                            631,013         896,064        1,101,105
                                  -------        --------        ---------
     Total                       $721,807        $980,513       $1,277,648
                                  =======         =======        =========
Total direct operating
   expenses                      $193,298        $231,374       $  218,795
                                  =======         =======        =========

Direct operating expenses
   as a percentage of oil
   and gas sales                    26.8%           23.6%            17.1%

Average sales price:
   Per barrel of oil               $24.79          $25.58           $31.27
   Per Mcf of gas                    2.72            3.88             3.71

Direct operating expenses
   per equivalent Bbl of
   oil                              $4.56           $5.53            $3.97

                               Net Production Data

                                 I-E Partnership
                                 ---------------

                                              Year Ended December 31,
                                      --------------------------------------
                                         2002          2001          2000
                                      ----------    ----------    ----------
Production:
   Oil (Bbls)                             47,779        42,531        52,169
   Gas (Mcf)                           1,236,432     1,256,766     1,490,003

Oil and gas sales:
   Oil                                $1,089,419    $1,022,419    $1,472,580
   Gas                                 3,350,510     4,964,355     5,346,770
                                       ---------     ---------     ---------
     Total                            $4,439,929    $5,986,774    $6,819,350
                                       =========     =========     =========
Total direct operating
   expenses                           $1,374,975    $1,807,303    $1,442,518
                                       =========     =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                           31.0%         30.2%         21.2%

Average sales price:
   Per barrel of oil                      $22.80        $24.04        $28.23
   Per Mcf of gas                           2.71          3.95          3.59

Direct operating expenses
   per equivalent Bbl of
   oil                                     $5.42         $7.17         $4.80

                               Net Production Data

                                 I-F Partnership
                                 ---------------

                                           Year Ended December 31,
                                 ------------------------------------------
                                    2002            2001            2000
                                 ----------      ----------      ----------
Production:
   Oil (Bbls)                        22,670          20,545          25,105
   Gas (Mcf)                        302,990         272,161         347,462

Oil and gas sales:
   Oil                           $  509,350      $  498,704      $  712,647
   Gas                              856,855       1,095,887       1,310,279
                                  ---------       ---------       ---------
     Total                       $1,366,205      $1,594,591      $2,022,926
                                  =========       =========       =========
Total direct operating
   expenses                      $  526,428      $  802,980      $  529,553
                                  =========       =========       =========

Direct operating expenses
   as a percentage of oil
   and gas sales                      38.5%           50.4%           26.2%

Average sales price:
   Per barrel of oil                 $22.47          $24.27          $28.39
   Per Mcf of gas                      2.83            4.03            3.77

Direct operating expenses
   per equivalent Bbl of
   oil                                $7.19          $12.18          $ 6.38


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2002. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2002. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2002 were higher than the prices in effect on December 31, 2001. This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2002 to be higher than such estimates and values at December 31, 2001. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2002. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2002 will actually be realized for such production.

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

                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves
                           As of December 31, 2002(1)

I-D Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     1,315,719
     Oil and liquids (Bbls)                                           56,533

   Net present value (discounted at 10% per annum)               $ 3,647,635

I-E Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     6,775,074
     Oil and liquids (Bbls)                                          421,343

   Net present value (discounted at 10% per annum)               $19,894,751

I-F Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     2,334,632
     Oil and liquids (Bbls)                                          200,897

   Net present value (discounted at 10% per annum)               $ 6,751,875
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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2002:

                                Operated Wells
                  -------------------------------------------
                  Partnership       Number            Percent
                  -----------       ------            -------

                       I-D            26                4%
                       I-E            40                5%
                       I-F            40                5%

      The following table sets forth certain well and reserves information as of December 31, 2002 for the basins in which the Partnerships own a significant amount of properties. The table contains the following information for each significant basin: (i) the number of gross and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas Panhandle. The Permian Basin straddles west Texas and southeast New Mexico.




                                         Significant Properties as of December 31, 2002
                                         ----------------------------------------------

                                                                      Wells
                                                                    Operated by
                                                                     Affiliates         Oil           Gas
                          Gross      Net      Other      Total      ------------      Reserves      Reserves     Present
     Basin                Wells     Wells     Wells(1)   Wells      Number   %(2)      (Bbl)         (Mcf)        Value
----------------          -----    -------    ------     ------     ------   ----     --------     ---------   -----------
I-D Partnership:
  Anadarko                  75      1.89       45         120         22      18%       8,423        778,014   $1,915,316
  Permian                  408       .65        3         411          -       -       45,209        308,534    1,250,368

I-E Partnership:
  Anadarko                  92      9.95       51         143         28      20%      41,318      3,506,947    $8,635,397
  Permian                  420      4.10        3         423          8       2%     225,574      1,887,152     7,229,694

I-F Partnership:
  Anadarko                  92      4.56       51         143         28      20%      17,889      1,512,482    $3,710,379
  Permian                  411      1.89        -         411          8       2%     111,824        135,337     1,112,108


---------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.


      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2002, as compared to December 31, 2001, were significant to the Partnerships.

      The I-D and I-E Partnerships' estimated proved reserves increased 23,643 and 139,495 barrels of oil equivalent, respectively, in the Sibley-State GU 2 #1 well located in Pecos County, Texas from December 31, 2001 to December 31, 2002. These increases were primarily due to revised forecasts in reserves based on actual production experience.


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


ITEM 3.     LEGAL PROCEEDINGS

      A lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV, 284th Judicial District Court of Montgomery County, Texas was filed on May 12, 1999. The Newton Corp. ("Newton") acquired an interest at auction in the State 87-S1 (the "Well") owned by the I-E Partnership, the I-F Partnership, and a related partnership (collectively the "Prior Owners"). Eight months after Newton's acquisition of the Prior Owners' interest, the operator of the Well, Xplor Energy Operating Co. ("Xplor"), plugged and abandoned the Well. Xplor filed this lawsuit on May 12, 1999 alleging that the Prior Owners were the record owners of the lease when it expired and that the Prior Owners were responsible for the costs of plugging and abandoning the Well. Xplor sought to recover the Prior Owners' proportionate share of the costs to plug and abandon the well along with attorneys' fees and interest. The Prior Owners denied liability and cross-claimed against Newton for indemnity for any amounts that may be awarded to Xplor. Newton in turn alleged that the Prior Owners were liable for the plugging costs. Trial was held on August 6, 2001. At the conclusion of the trial the Court awarded Xplor $86,000 plus $200,000 in attorney fees and awarded Newton $300 plus $161,000 in attorney fees to be divided among the Prior Owners. On January 15, 2002 the Prior Owners filed an appeal of the matter with the Court of Appeals, Fifth District of Texas, Dallas, Texas, Case No. 05-02-00070-CV. The I-E Partnership and I-F Partnership have approximately 50% and 35%, respectively, of the liability with respect to the trial court judgment rendered in the matter.

      On April 23, 2002 the Prior Owners entered into a settlement agreement with Xplor thereby settling for $165,000 the judgment in favor of Xplor. On January 23, 2003 the Court of Appeals ruled against Newton on all issues except the one claim resulting in the $300 liability to the Prior Owners. The Court of Appeals remanded the case to the trial court to determine and award to Newton any portion of the alleged attorneys' fees awarded to them that is attributable solely to the $300 award against the Prior Owners. The trial court has not yet made this determination.

      Except as described above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2002.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 1, 2003, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                                 Number of
                                 Number of        Limited
               Partnership         Units          Partners
               -----------       ---------       ---------
                   I-D             7,195             650
                   I-E            41,839           2,410
                   I-F            14,321             751


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

                             Repurchase Offer Prices
                            -----------------------

                     2001                            2002                 2003
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $147   $118    $240   $213     $195    $185   $187   $174      $160
 I-E        138    109     216    190      174     170    166    154       141
 I-F        153    126     207    192      188     188    180    171       162


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

                           Right of Presentment Prices
                          ---------------------------

                     2001                            2002                 2003
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $173   $153    $250   $231     $219    $211   $187   $178      $169
 I-E        161    141     227    209      198     195    166    157       148
 I-F        171    152     216    206      202     202    173    167       161

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

      The following is a summary of cash distributions paid to the Limited Partners during 2001 and 2002 and the first quarter of 2003:

                              Cash Distributions
                              ------------------

                                      2001
                   -----------------------------------------
                    1st         2nd         3rd         4th
      P/ship        Qtr.        Qtr.        Qtr.        Qtr.
      ------       ------      ------     ------      ------

       I-D         $28.63      $28.63     $26.69      $27.10
       I-E          28.06       28.49      28.87       25.60
       I-F          26.53       26.67      17.88       14.94

                                      2002                         2003
                   -----------------------------------------      ------
                    1st         2nd         3rd         4th         1st
      P/ship        Qtr.        Qtr.        Qtr.        Qtr.        Qtr.
      ------       ------      ------     ------      ------      ------

       I-D         $17.37      $10.56     $ 9.03      $13.34      $13.07
       I-E          15.87        4.59       9.39       11.81       13.89
       I-F           4.54         -         3.98        8.94        9.15


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                                 Selected Financial Data

                                                     I-D Partnership
                                                     ---------------

                                    2002               2001           2000             1999             1998
                                 ----------         ----------    ------------      ----------      ------------

Oil and Gas Sales                 $721,807           $980,513      $1,277,648        $771,318        $1,061,235
Net Income:
  Limited Partners                 327,473            537,720         770,633         365,028           762,614
  General Partner                   63,388            104,007         144,360          77,422           148,669
  Total                            390,861            641,727         914,993         442,450           911,283
Limited Partners' Net
  Income per Unit                    45.51              74.74          107.11           50.73            105.99
Limited Partners' Cash
  Distributions per
  Unit                               50.30             111.05           91.32           62.54            152.05
Total Assets                       764,909            768,994       1,064,341         922,668           973,693
Partners' Capital
  (Deficit):
  Limited Partners                 692,461            726,988         988,268         874,635           959,607
  General Partner                (  22,566)         (  32,551)    (    11,358)      (  31,152)      (    53,161)
Number of Units
  Outstanding                        7,195              7,195           7,195           7,195             7,195






                                                 Selected Financial Data

                                                     I-E Partnership
                                                     ---------------

                               2002              2001               2000             1999              1998
                           ------------      ------------       ------------     ------------      ------------

Oil and Gas Sales           $4,439,929        $5,986,774         $6,819,350       $4,161,530        $4,611,235
Net Income:
  Limited Partners           1,938,357         2,402,419          3,762,340        2,061,313         1,929,509
  General Partner              381,049           566,576            737,129          468,089           548,239
  Total                      2,319,406         2,968,995          4,499,469        2,529,402         2,477,748
Limited Partners' Net
  Income per Unit                46.33             57.42              89.92            49.27             46.12
Limited Partners' Cash
  Distributions per
  Unit                           41.66            111.02              77.96            41.71             93.98
Total Assets                 4,485,466         4,235,904          6,445,895        5,859,238         5,425,656
Partners' Capital
  (Deficit):
  Limited Partners           3,950,401         3,755,044          5,997,625        5,497,285         5,180,972
  General Partner          (    92,930)      (   183,708)       (    25,660)     (   106,782)      (   232,100)
Number of Units
  Outstanding                   41,839            41,839             41,839           41,839            41,839





                                                 Selected Financial Data

                                                     I-F Partnership
                                                     ---------------

                                     2002             2001            2000             1999             1998
                                 ------------     ------------     ----------      ------------     ------------

Oil and Gas Sales                 $1,366,205       $1,594,591      $2,022,926       $1,292,077       $1,442,718
Net Income:
  Limited Partners                   489,409          279,459       1,035,200          771,304          212,910
  General Partner                     97,261           96,425         205,081          171,987          140,360
  Total                              586,670          375,884       1,240,281          943,291          353,270
Limited Partners' Net
  Income per Unit                      34.17            19.51           72.29            53.86            14.87
Limited Partners' Cash
  Distributions per
  Unit                                 17.46            86.02           58.80            27.58            85.47
Total Assets                       1,587,402        1,391,116       2,261,944        1,990,904        1,858,973
Partners' Capital
  (Deficit):
  Limited Partners                 1,255,261        1,015,852       1,968,393        1,775,193        1,398,889
  General Partner                (    15,418)     (    49,082)          7,531      (     9,232)     (    94,547)
Number of Units
  Outstanding                         14,321           14,321          14,321           14,321           14,321



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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      * Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      * The level of consumer demand and overall economic activity;
      * The competitiveness of alternative fuels;
      * Weather conditions;
      * The availability of pipelines for transportation; and
      * Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices, and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes) is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001 and for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

                                 I-D Partnership
                                 ---------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------

      Total oil and gas sales decreased $258,706 (26.4%) in 2002 as compared to 2001. Of this decrease, approximately $269,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 361 barrels and 989 Mcf, respectively, in 2002 as compared to 2001. The increase in volumes of oil sold was primarily due to the successful completion of several new wells within the same unit during 2002, which increase was partially offset by normal declines in production. The increase in volumes of gas sold was primarily due to
(i) a positive prior period volume adjustment on one significant well during 2002 and (ii) a positive prior period gas balancing adjustment on another significant well during 2002. These increases were substantially offset by normal declines in production. Average oil and gas prices decreased to $24.79 per barrel and $2.72 per Mcf, respectively, in 2002 from $25.58 per barrel and $3.88 per Mcf, respectively, in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $38,076 (16.5%) in 2002 as compared to 2001. This decrease was primarily due to (i) workover expenses incurred on two significant wells during 2001 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 26.8% in 2002 from 23.6% in 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,757 (46.4%) in 2002 as compared to 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002, (ii) one significant well being fully depleted in 2001 due to the lack of remaining economically recoverable reserves, and (iii) the sale of one significant well during late 2001. As a percentage of oil and gas sales, this expense decreased to 4.9% in 2002 from 6.8% in 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,637 (1.6%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 14.3% in 2002 from 10.4% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $16,276,175 or 226.22% of Limited Partners' capital contributions.


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


                                 I-E Partnership
                                 ---------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------

      Total oil and gas sales decreased $1,546,845 (25.8%) in 2002 as compared to 2001. Of this decrease, approximately $1,534,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 5,248 barrels, while volumes of gas sold decreased 20,334 Mcf in 2002 as compared to 2001. The increase in volumes of oil sold was primarily due to (i) the successful completion of several new wells within the same unit during 2002, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during 2002, and (iii) an increase in production on another significant well following successful repairs made during early 2001. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and
(ii) the I-E Partnership receiving a reduced percentage of sales on one significant well during 2002 due to gas balancing. Management expects the gas balancing adjustment to continue for the foreseeable future. These decreases were partially offset by (i) a positive prior period volume adjustment on one significant well during 2002, (ii) negative prior period gas balancing adjustments on two significant wells during 2001, and (iii) a positive prior period gas balancing adjustment on another significant well during 2002. Average oil and gas prices decreased to $22.80 per barrel and $2.71 per Mcf, respectively, for 2002 from $24.04 per barrel and $3.95 per Mcf, respectively, for 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $432,328 (23.9%) in 2002 as compared to 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a partial reversal during 2002 of approximately $75,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment, and (iii) workover expenses incurred on two significant wells during 2001. These decreases were partially offset by (i) workover expenses incurred on one significant well during 2002 and (ii) an increase in workover expenses incurred during 2002 as compared to 2001, which increase was primarily due to workovers performed on two wells within the same unit during 2002. As a percentage of oil and gas sales, these expenses increased to 31.0% in 2002 from 30.2% in 2001.

      Depreciation, depletion, and amortization of oil and gas properties decreased $674,638 (73.3%) in 2002 as compared to 2001. This decrease was primarily due to (i) several wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. As a percentage of oil and gas sales, this expense decreased to 5.5% in 2002 from 15.4% in 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $5,783 (1.2%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 11.4% in 2002 from 8.4% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $65,063,552 or 155.51% of Limited Partners' capital contributions.


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


                                 I-F Partnership
                                 ---------------

                      Year Ended December 31, 2002 Compared
                         to Year Ended December 31, 2001
                      -------------------------------------

      Total oil and gas sales decreased $228,386 (14.3%) in 2002 as compared to 2001. Of this decrease, approximately $41,000 and $363,000, respectively, were related to decreases in the average prices of oil and gas sold. These decreases were partially offset by increases of approximately $52,000 and $124,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 2,125 barrels and 30,829 Mcf, respectively, in 2002 as compared to 2001. The increase in volumes of oil sold was primarily due to
(i) the successful completion of several new wells within the same unit during 2002, (ii) a positive prior period volume adjustment made by the purchaser on one significant well during 2002, and (iii) an increase in production on another significant well following successful repairs made during early 2001. The increase in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during 2001, (ii) a positive prior period gas balancing adjustment on another significant well during 2002, and (iii) an increase in production on two significant wells following successful repairs made during early 2001. Average oil and gas prices decreased to $22.47 per barrel and $2.83 per Mcf, respectively, in 2002 from $24.27 per barrel and $4.03 per Mcf, respectively, in 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $276,552 (34.4%) in 2002 as compared to 2001. This decrease was primarily due to (i) a partial reversal during 2002 of approximately $52,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment, (ii) workover expenses incurred on several wells during 2001, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 38.5% in 2002 from 50.4% in 2001. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $268,351 (79.7%) in 2002 as compared to 2001. This decrease was primarily due to (i) two significant wells being fully depleted in 2001 due to the lack of remaining economically recoverable reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 2002. As a percentage of oil and gas sales, this expense decreased to 5.0% in 2002 from 21.1% in 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $2,514 (1.4%) in 2002 as compared to 2001. As a percentage of oil and gas sales, these expenses increased to 13.7% in 2002 from 11.6% in 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2002 totaling $20,705,664 or 144.58% of Limited Partners' capital contributions.

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

      Average Sales Prices, Production Volumes and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per barrel of oil equivalent (one barrel of oil or six Mcf of gas) for 2002, 2001 and 2000.

                              2002 Compared to 2001
                              ---------------------

                              Average Sales Prices
---------------------------------------------------------------------------
P/ship                2002                     2001             % Change
------          ------------------      ------------------     ------------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil    Gas
                -------    -------      -------    -------     -----  -----

 I-D            $24.79      $2.72       $25.58      $3.88       (3%)  (30%)
 I-E             22.80       2.71        24.04       3.95       (5%)  (31%)
 I-F             22.47       2.83        24.27       4.03       (7%)  (30%)



                               Production Volumes
---------------------------------------------------------------------------
 P/ship            2002                     2001                % Change
--------    --------------------    ---------------------    --------------
             Oil          Gas        Oil           Gas        Oil      Gas
            (Bbls)       (Mcf)      (Bbls)        (Mcf)      (Bbls)   (Mcf)
            ------     ---------    ------      ---------    ------   -----

  I-D        3,662       232,115     3,301        231,126      11%      -
  I-E       47,779     1,236,432    42,531      1,256,766      12%    ( 2%)
  I-F       22,670       302,990    20,545        272,161      10%     11%



                          Average Production Costs per
                            Barrel of Oil Equivalent
                    --------------------------------------
                    P/ship     2002      2001     % Change
                    ------    -----     ------    --------

                     I-D      $4.56     $ 5.53     (18%)
                     I-E       5.42       7.17     (24%)
                     I-F       7.19      12.18     (41%)

                              2001 Compared to 2000
                              ---------------------

                              Average Sales Prices
---------------------------------------------------------------------------
P/ship                 2001                   2000               % Change
------          ------------------      ------------------     ------------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil    Gas
                -------    -------      -------    -------     -----  -----

 I-D            $25.58      $3.88       $31.27      $3.71      (18%)    5%
 I-E             24.04       3.95        28.23       3.59      (15%)   10%
 I-F             24.27       4.03        28.39       3.77      (15%)    7%



                               Production Volumes
---------------------------------------------------------------------------
 P/ship            2001                    2000                % Change
--------    --------------------    ---------------------    --------------
             Oil          Gas        Oil           Gas        Oil      Gas
            (Bbls)       (Mcf)      (Bbls)        (Mcf)      (Bbls)   (Mcf)
            ------     ---------    ------      ---------    ------   -----

  I-D        3,301       231,126     5,645        296,803    (42%)    (22%)
  I-E       42,531     1,256,766    52,169      1,490,003    (18%)    (16%)
  I-F       20,545       272,161    25,105        347,462    (18%)    (22%)


                          Average Production Costs per
                            Barrel of Oil Equivalent
                    --------------------------------------
                    P/ship     2001      2000     % Change
                    ------    ------    -----     --------

                     I-D      $ 5.53    $3.97        39%
                     I-E        7.17     4.80        49%
                     I-F       12.18     6.38        91%


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2002 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2002 would have the following remaining lives:

                  Partnership       Gas-Years      Oil-Years
                  -----------       ---------      ---------

                      I-D              5.7           15.4
                      I-E              5.5            8.8
                      I-F              7.7            8.9

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease in the oil and gas prices at December 31, 2002 may cause an increase or decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments for any of the Partnerships in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2002, 2001, and 2000, the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas developmental activities, primarily well recompletion and developmental drilling:

               Partnership      2002        2001       2000
               -----------    --------    -------     -------

                  I-D         $ 18,908    $13,561     $ 5,264
                  I-E          169,433     79,497      97,556
                  I-F           68,426     26,127      62,963

While these expenditures may reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2002, 2001, and 2000. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2002, 2001, and 2000, were as follows:

            Partnership         2002        2001         2000
            -----------       --------     -------     --------

                I-D           $ 50,469     $ 5,189     $    738
                I-E            165,692      22,262      119,626
                I-F             57,889      42,331       84,068

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

      Pursuant to the terms of the Partnership Agreements, the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the second two-year extension period to December 31, 2003. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


      Critical Accounting Policies

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partners' property screening costs. The acquisition cost to the Partnership of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage values. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets included in Item 15 of this Annual Report represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management estimates that adopting this statement will result in an increase in capitalized cost of oil and gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and the recognition of an asset retirement obligation in the following approximate amounts for each Partnership:


                   Change in      Increase in
                  Capitalized    Net Income for
                  Cost of Oil    the Change in         Asset
                    and Gas        Accounting        Retirement
Partnership       Properties        Principle        Obligation
-----------      ------------     --------------     ----------

    I-D             $ 45,000        $ 16,000          $ 29,000
    I-E              396,000         122,000           274,000
    I-F              175,000          56,000           119,000

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. Management has not yet determined the actual or estimated impact of these future adjustments on the Partnerships' future financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001(January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus did not have a significant effect on the Partnerships' financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements are effective for financial statements of both interim and annual periods which end after December 15, 2002. The Partnerships are not guarantors under any guarantees and thus this interpretation is not expected to have an effect on their financial position or results of operations.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2002. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.

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

            Name        Age    Position with Geodyne
      ----------------  ---   --------------------------------
      Dennis R. Neill    51   President and Director

      Judy K. Fox        52   Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2002 of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for 2002, 2001, and 2000, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amount charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements.

            Partnership         2002          2001         2000
            -----------       --------      --------     --------
                I-D           $ 79,944      $ 79,944     $ 79,944
                I-E            464,880       464,880      464,880
                I-F            159,120       159,120      159,120

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2002, 2001, and 2000:





                                                  Salary Reimbursement
                                                     I-D Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2002

                                                                    Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2000      -           -         -           -               -            -           -
                      2001      -           -         -           -               -            -           -
                      2002      -           -         -           -               -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2000    $47,447       -         -           -               -            -           -
                      2001    $44,385       -         -           -               -            -           -
                      2002    $42,690       -         -           -               -            -

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




                                                  Salary Reimbursement
                                                     I-E Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2002

                                                                      Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                 Awards                Payouts
                              -----------------------------     ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2000       -          -         -           -               -            -           -
                      2001       -          -         -           -               -            -           -
                      2002       -          -         -           -               -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2000    $275,906      -         -           -               -            -           -
                      2001    $258,101      -         -           -               -            -           -
                      2002    $248,246      -         -           -               -            -           -
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



                                                  Salary Reimbursement
                                                     I-F Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2002

                                                                    Long Term Compensation
                                                                -----------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2000      -           -         -           -               -            -           -
                      2001      -           -         -           -               -            -           -
                      2002      -           -         -           -               -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2000    $94,438       -         -           -               -            -           -
                      2001    $88,343       -         -           -               -            -           -
                      2002    $84,970       -         -           -               -            -           -
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of March 1, 2003 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                     Number of Units
                                                       Beneficially
                                                     Owned (Percent
          Beneficial Owner                           of Outstanding)
------------------------------------                ------------------

I-D Partnership:
---------------
  Samson Resources Company                            1,760  (24.5%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                    1,760  (24.5%)

I-E Partnership:
---------------
  Samson Resources Company                          10,269  (24.5%)


  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  10,269  (24.5%)

I-F Partnership:
---------------
  Samson Resources Company                           4,253  (29.7%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   4,253  (29.7%)



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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

      (1) Financial Statements: The following financial statements for the

            Geodyne Energy Income Limited Partnership I-D
            Geodyne Energy Income Limited Partnership I-E
            Geodyne Energy Income Limited Partnership I-F as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are filed as part of this report:

            Report of Independent Accountants
            Combined Balance Sheets
            Combined Statements of Operations
            Combined Statements of Changes in
                  Partners' Capital (Deficit)
            Combined Statements of Cash Flows
            Notes to Combined Financial Statements

      (2) Financial Statement Schedules:

            None.

      (3)   Exhibits:



Exh.
No.         Exhibit

 4.1 Amended and Restated Agreement and Certificate of Limited Partnership dated March 4, 1986 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.2 Amended and Restated Certificate of Limited Partnership of PaineWebber/Geodyne Energy Income Limited Partnership I-D dated March 9, 1989, filed as Exhibit 4.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.3 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

4.5 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

4.6 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.7 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.8 Second Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.9 Third Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.10 Fourth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.11 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.12 Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated March 9, 1989 filed as
            Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.13 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.14 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.15 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.16 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.17 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.18 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.19 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.20 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.21 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.22 Amended and Restated Certificate of Limited Partnership of PaineWebber/Geodyne Energy Income Limited Partnership I-F dated March 9, 1989 filed as Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.23 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.24 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.25 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.26 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.27 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.28 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.29 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.30 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.1 Amended and Restated Agreement of Partnership dated March 4, 1986 for Geodyne Energy Income Production Partnership I-D filed as
            Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.2 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.3 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.4 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.5 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.6 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.7 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.8 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.9 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.10 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.11 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.12 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.13 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.14 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.15 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-D.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-E.

*23.3 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-F.

*99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-D.

*99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-E.

*99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-F.

            All other Exhibits are omitted as inapplicable.

            ----------------------

            *Filed herewith.


(b) Reports on Form 8-K filed during the fourth quarter of 2002:

      None

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


                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-D
                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-E
                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-F

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner


                                 March 28, 2003

                                    By:   //s//Dennis R. Neill
                                          ------------------------------
                                             Dennis R. Neill
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s//Dennis R. Neill      President and            March 28, 2003
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         March 28, 2003
      -------------------       Officer (Principal
         Craig D. Loseke        Financial and
                                Accounting Officer)

      //s//Judy K. Fox          Secretary                March 28, 2003
      -------------------
         Judy K. Fox

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership I-D;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership I-D;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership I-E;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership I-E;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


      I, Dennis R. Neill, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership I-F;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Dennis R. Neill
                                          ---------------------------
                                          Dennis R. Neill, President
                                          (Principal Executive Officer)

                                  CERTIFICATION


      I, Craig D. Loseke, certify that:

      1. I have reviewed this annual report on Form 10-K of Geodyne Energy Income Limited Partnership I-F;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          //s//Craig D. Loseke
                                          ---------------------------
                                          Craig D. Loseke
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
GEODYNE PRODUCTION PARTNERSHIP I-D

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-D, an Oklahoma limited partnership, and Geodyne Production Partnership I-D, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 19, 2003

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                            Combined Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                  2002            2001
                                               ----------      ----------
CURRENT ASSETS:
   Cash and cash equivalents                    $171,131        $148,852
   Accounts receivable:
      Oil and gas sales                          110,658          61,223
      General Partner (Note 2)                      -             49,103
                                                 -------         -------
      Total current assets                      $281,789        $259,178

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 393,450         411,383

DEFERRED CHARGE                                   89,670          98,433
                                                 -------         -------
                                                $764,909        $768,994
                                                 =======         =======

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $ 28,784        $ 10,086
   Gas imbalance payable                          27,206          27,101
                                                 -------         -------
      Total current liabilities                 $ 55,990        $ 37,187

ACCRUED LIABILITY                               $ 39,024        $ 37,370

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 22,566)      ($ 32,551)
   Limited Partners, issued and
      outstanding, 7,195 Units                   692,461         726,988
                                                 -------         -------
      Total Partners' capital                   $669,895        $694,437
                                                 -------         -------
                                                $764,909        $768,994
                                                 =======         =======


              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       Combined Statements of Operations
             For the Years Ended December 31, 2002, 2001, and 2000


                                       2002           2001           2000
                                     --------      ----------     ----------
REVENUES:
   Oil and gas sales                 $721,807      $  980,513     $1,277,648
   Interest income                      1,384           7,429         10,265
   Gain on sale of oil and
     gas properties                      -             53,311           -
                                      -------       ---------      ---------
                                     $723,191      $1,041,253     $1,287,913
COSTS AND EXPENSES:
   Lease operating                   $145,559      $  163,712     $  134,453
   Production tax                      47,739          67,662         84,342
   Depreciation, depletion,
      and amortization of oil
      and gas properties               35,475          66,232         61,791
   General and administrative         103,557         101,920         92,334
                                      -------       ---------      ---------
                                     $332,330      $  399,526     $  372,920
                                      -------       ---------      ---------
NET INCOME                           $390,861      $  641,727     $  914,993
                                      =======       =========      =========

GENERAL PARTNER -
   NET INCOME                        $ 63,388      $  104,007     $  144,360
                                      =======       =========      =========

LIMITED PARTNERS -
   NET INCOME                        $327,473      $  537,720     $  770,633
                                      =======       =========      =========

NET INCOME per Unit                  $  45.51      $    74.74     $   107.11
                                      =======       =========      =========

UNITS OUTSTANDING                       7,195           7,195          7,195
                                      =======       =========      =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                    Limited         General
                                   Partners         Partner        Total
                                  ----------      ----------    ----------

Balance, Dec. 31, 1999             $874,635       ($ 31,152)     $843,483
   Net income                       770,633         144,360       914,993
   Cash distributions             ( 657,000)      ( 124,566)    ( 781,566)
                                    -------         -------       -------

Balance, Dec. 31, 2000             $988,268       ($ 11,358)     $976,910
   Net income                       537,720         104,007       641,727
   Cash distributions             ( 799,000)      ( 125,200)    ( 924,200)
                                    -------         -------       -------

Balance, Dec. 31, 2001             $726,988       ($ 32,551)     $694,437
   Net income                       327,473          63,388       390,861
   Cash distributions             ( 362,000)      (  53,403)    ( 415,403)
                                    -------         -------       -------

Balance, Dec. 31, 2002             $692,461       ($ 22,566)     $669,895
                                    =======         =======       =======


              The accompanying notes are an integral part of these
                         combined financial statements.

                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2002, 2001, and 2000

                                        2002           2001           2000
                                     ----------     ----------     ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $390,861       $641,727       $914,993
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties             35,475         66,232         61,791
      Gain on sale of oil and
         gas properties                   -         (  53,311)          -
      (Increase) decrease in
         accounts receivable - oil
         and gas sales               (  49,435)       177,344      ( 107,988)
      (Increase) decrease in
         deferred charge                 8,763         23,558      (  36,144)
      Increase (decrease) in
         accounts payable               18,698          1,440      (   7,548)
      Increase (decrease) in gas
         imbalance payable                 105      (  10,527)         1,035
      Increase (decrease) in
         accrued liability               1,654      (   3,787)        14,759
                                       -------        -------        -------
   Net cash provided by
      operating activities            $406,121       $842,676       $840,898
                                       -------        -------        -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($ 18,908)     ($ 13,561)     ($  5,264)
   Proceeds from sale of
      oil and gas properties            50,469          5,189            738
                                       -------        -------        -------
   Net cash provided (used) by
      investing activities            $ 31,561      ($  8,372)     ($  4,526)
                                       -------        -------        -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($415,403)     ($924,200)     ($781,566)
                                       -------        -------        -------
   Net cash used by financing
      activities                     ($415,403)     ($924,200)     ($781,566)
                                       -------        -------        -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $ 22,279      ($ 89,896)      $ 54,806

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              148,852        238,748        183,942
                                       -------        -------        -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $171,131       $148,852       $238,748
                                       =======        =======        =======



              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE PRODUCTION PARTNERSHIP I-E

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Production Partnership I-E, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 19, 2003

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                            Combined Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                   2002            2001
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,098,557      $  780,235
   Accounts receivable:
      Oil and gas sales                            700,458         465,409
      General Partner (Note 2)                        -            157,811
                                                 ---------       ---------
      Total current assets                      $1,799,015      $1,403,455

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,206,391       2,290,340

DEFERRED CHARGE                                    480,060         542,109
                                                 ---------       ---------
                                                $4,485,466      $4,235,904
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  228,879      $   99,801
   Accrued liability - other (Note 1)               88,892         245,985
   Gas imbalance payable                           105,422          99,465
                                                 ---------       ---------
      Total current liabilities                 $  423,193      $  445,251

ACCRUED LIABILITY                               $  204,802      $  219,317

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   92,930)    ($  183,708)
   Limited Partners, issued and
      outstanding, 41,839 Units                  3,950,401       3,755,044
                                                 ---------       ---------
      Total Partners' capital                   $3,857,471      $3,571,336
                                                 ---------       ---------
                                                $4,485,466      $4,235,904
                                                 =========       =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       Combined Statements of Operations
             For the Years Ended December 31, 2002, 2001, and 2000

                                        2002          2001           2000
                                    ----------     ----------     ----------

REVENUES:
   Oil and gas sales                $4,439,929     $5,986,774     $6,819,350
   Interest income                       8,216         41,845         53,772
   Gain on sale of oil and
      gas properties                      -           170,298         91,554
                                     ---------      ---------      ---------
                                    $4,448,145     $6,198,917     $6,964,676
COSTS AND EXPENSES:
   Lease operating                  $1,107,171     $1,414,687     $  993,562
   Production tax                      267,804        392,616        448,956
   Depreciation, depletion,
      and amortization of oil
      and gas properties               245,501        920,139        501,958
   General and administrative          508,263        502,480        520,731
                                     ---------      ---------      ---------
                                    $2,128,739     $3,229,922     $2,465,207
                                     ---------      ---------      ---------
NET INCOME                          $2,319,406     $2,968,995     $4,499,469
                                     =========      =========      =========

GENERAL PARTNER -
   NET INCOME                       $  381,049     $  566,576     $  737,129
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $1,938,357     $2,402,419     $3,762,340
                                     =========      =========      =========

NET INCOME per Unit                 $    46.33     $    57.42     $    89.92
                                     =========      =========      =========

UNITS OUTSTANDING                       41,839         41,839         41,839
                                     =========      =========      =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                 Limited          General
                                Partners          Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 1999         $5,497,285       ($106,782)     $5,390,503
   Net income                   3,762,340         737,129       4,499,469
   Cash distributions         ( 3,262,000)      ( 656,007)    ( 3,918,007)
                                ---------         -------       ---------

Balance, Dec. 31, 2000         $5,997,625       ($ 25,660)     $5,971,965
   Net income                   2,402,419         566,576       2,968,995
   Cash distributions         ( 4,645,000)      ( 724,624)    ( 5,369,624)
                                ---------         -------       ---------

Balance, Dec. 31, 2001         $3,755,044       ($183,708)     $3,571,336
   Net income                   1,938,357         381,049       2,319,406
   Cash distributions         ( 1,743,000)      ( 290,271)    ( 2,033,271)
                                ---------         -------       ---------

Balance, Dec. 31, 2002         $3,950,401       ($ 92,930)     $3,857,471
                                =========         =======       =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2002, 2001, and 2000

                                      2002             2001             2000
                                  ------------     ------------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                      $2,319,406       $2,968,995       $4,499,469
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties           245,501          920,139          501,958
      Gain on sale of oil and
         gas properties                  -         (   170,298)     (    91,554)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales        (   235,049)         854,940      (   547,933)
      (Increase) decrease in
         deferred charge               62,049          133,138      (    52,966)
      Increase (decrease) in
         accounts payable             129,078           28,688      (    33,019)
      Increase (decrease) in
         accrued liability -
         other                    (   157,093)         245,985             -
      Increase (decrease) in gas
         imbalance payable              5,957      (    59,537)     (    15,637)
      Increase (decrease) in
         accrued liability        (    14,515)     (    24,498)          53,851
                                    ---------        ---------        ---------
   Net cash provided by
      operating activities         $2,355,334       $4,897,552       $4,314,169
                                    ---------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures           ($  169,433)     ($   79,497)     ($   97,556)
   Proceeds from sale of
      oil and gas properties          165,692           22,262          119,626
                                    ---------        ---------        ---------
   Net cash provided (used)
      by investing activities     ($    3,741)     ($   57,235)      $   22,070
                                    ---------        ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions             ($2,033,271)     ($5,369,624)     ($3,918,007)
                                    ---------        ---------        ---------
   Net cash used by financing
      activities                  ($2,033,271)     ($5,369,624)     ($3,918,007)
                                    ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS            $  318,322      ($  529,307)      $  418,232

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             780,235        1,309,542          891,310
                                    ---------        ---------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $1,098,557       $  780,235       $1,309,542
                                    =========        =========        =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE PRODUCTION PARTNERSHIP I-F

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Production Partnership I-F, an Oklahoma general partnership, at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 19, 2003

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                            Combined Balance Sheets
                          December 31, 2002 and 2001

                                    ASSETS
                                    ------

                                                   2002            2001
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  316,892      $  114,388
   Accounts receivable:
      Oil and gas sales                            240,861         138,533
      General Partner (Note 2)                        -             54,282
                                                 ---------       ---------
      Total current assets                      $  557,753      $  307,203

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method                    683,746         687,356

DEFERRED CHARGE                                    345,903         396,557
                                                 ---------       ---------
                                                $1,587,402      $1,391,116
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                              $   91,775      $   48,556
  Accrued liability - other (Note 1)                62,225         172,190
  Gas imbalance payable                             34,038          32,160
                                                 ---------       ---------
    Total current liabilities                   $  188,038      $  252,906

ACCRUED LIABILITY                               $  159,521      $  171,440

PARTNERS' CAPITAL (DEFICIT):
  General Partner                              ($   15,418)    ($   49,082)
  Limited Partners, issued and
    outstanding, 14,321 Units                    1,255,261       1,015,852
                                                 ---------       ---------
    Total Partners' capital                     $1,239,843      $  966,770
                                                 ---------       ---------
                                                $1,587,402      $1,391,116
                                                 =========       =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       Combined Statements of Operations
             For the Years Ended December 31, 2002, 2001, and 2000

                                       2002           2001           2000
                                    ----------     ----------     ----------
REVENUES:
   Oil and gas sales                $1,366,205     $1,594,591     $2,022,926
   Interest income                       2,132         11,379         16,111
   Gain on sale of oil and
      gas properties                      -            93,970         64,487
                                     ---------      ---------      ---------
                                    $1,368,337     $1,699,940     $2,103,524
COSTS AND EXPENSES:
   Lease operating                  $  451,076     $  706,599     $  401,239
   Production tax                       75,352         96,381        128,314
   Depreciation, depletion,
      and amortization of oil
      and gas properties                68,429        336,780        153,255
   General and administrative          186,810        184,296        180,435
                                     ---------      ---------      ---------
                                    $  781,667     $1,324,056     $  863,243
                                     ---------      ---------      ---------
NET INCOME                          $  586,670     $  375,884     $1,240,281
                                     =========      =========      =========

GENERAL PARTNER  -
   NET INCOME                       $   97,261     $   96,425     $  205,081
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $  489,409     $  279,459     $1,035,200
                                     =========      =========      =========

NET INCOME per Unit                 $    34.17     $    19.51     $    72.29
                                     =========      =========      =========

UNITS OUTSTANDING                       14,321         14,321         14,321
                                     =========      =========      =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2002, 2001, and 2000


                                   Limited        General
                                  Partners        Partner          Total
                                ------------    ----------     ------------

Balance, Dec. 31, 1999           $1,775,193     ($  9,232)      $1,765,961
   Net income                     1,035,200       205,081        1,240,281
   Cash distributions           (   842,000)    ( 188,318)     ( 1,030,318)
                                  ---------       -------        ---------

Balance, Dec. 31, 2000           $1,968,393      $  7,531       $1,975,924
   Net income                       279,459        96,425          375,884
   Cash distributions           ( 1,232,000)    ( 153,038)     ( 1,385,038)
                                  ---------       -------        ---------

Balance, Dec. 31, 2001           $1,015,852     ($ 49,082)      $  966,770
   Net income                       489,409        97,261          586,670
   Cash distributions           (   250,000)    (  63,597)     (   313,597)
                                  ---------       -------        ---------

Balance, Dec. 31, 2002           $1,255,261     ($ 15,418)      $1,239,843
                                  =========       =======        =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2002, 2001, and 2000

                                       2002            2001             2000
                                   ------------    ------------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $586,670        $  375,884       $1,240,281
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties           68,429           336,780          153,255
      Gain on sale of oil
         and gas properties             -          (    93,970)     (    64,487)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales         ( 102,328)          220,945      (   109,290)
      (Increase) decrease in
         deferred charge              50,654            67,634      (    88,500)
      Increase (decrease) in
         accounts payable             43,219            15,564      (       964)
      Increase (decrease) in
         accrued liability -
         other                     ( 109,965)          172,190             -
      Increase (decrease) in gas
         imbalance payable             1,878       (    35,348)     (     1,393)
      Increase (decrease) in
         accrued liability         (  11,919)      (    14,080)          63,434
                                     -------         ---------        ---------
  Net cash provided by
         operating activities       $526,638        $1,045,599       $1,192,336
                                     -------         ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($ 68,426)      ($   26,127)     ($   62,963)
   Proceeds from sale of
      oil and gas properties          57,889            42,331           84,068
                                     -------         ---------        ---------
   Net cash provided (used)
      by investing activities      ($ 10,537)       $   16,204       $   21,105
                                     -------         ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($313,597)      ($1,385,038)     ($1,030,318)
                                     -------         ---------        ---------
   Net cash used by financing
      activities                   ($313,597)      ($1,385,038)     ($1,030,318)
                                     -------         ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $202,504       ($  323,235)      $  183,123

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            114,388           437,623          254,500
                                     -------         ---------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $316,892        $  114,388       $  437,623
                                     =======         =========        =========



              The accompanying notes are an integral part of these
                         combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
                  Notes to the Combined Financial Statements
             For the Years Ended December 31, 2002, 2001, and 2000


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

      The Partnerships' original termination date under their partnership agreements was December 31, 1999. The General Partner has extended the terms of the Partnerships for their second two-year period to December 31, 2003 pursuant to its right to extend the term of each Partnership for up to five periods of two years each. As of the date of these financial statements, the General
Partner has not determined whether to further extend the term of any Partnership. Accordingly, the financial statements have not been presented on a liquidation basis because it is not probable that the Partnerships will be terminated within the next year

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner."

      An affiliate of the General Partner owned the following Units at December 31, 2002:

                               Number of            Percent of
            Partnership       Units Owned        Outstanding Units
            -----------       -----------        -----------------
               I-D               1,761                 24.5%
               I-E              10,254                 24.5%
               I-F               4,249                 29.7%

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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 2002, 2001, and 2000, were as follows:

            Partnership        2002        2001        2000
            -----------       -----       -----       -----

                I-D           $ .84       $1.58       $1.12
                I-E             .97        3.65        1.67
                I-F             .94        5.11        1.85

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2002. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average annual production costs per Mcf. At December 31, 2002 and 2001, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2002                       2001
                         ---------------------     ----------------------
      Partnership          Mcf         Amount        Mcf          Amount
      -----------        -------      --------     -------       --------

          I-D            170,767      $ 89,670     187,456       $ 98,433
          I-E            720,594       480,060     813,733        542,109
          I-F            281,933       345,903     323,219        396,557


      Accrued Liability - Other

      The Accrued Liability - Other at December 31, 2001 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal. The decrease in the Accrued Liability - Other from December 31, 2001 to December 31, 2002 was due to a partial settlement of this judgment, which settlement was paid in June 2002.


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average annual production costs per Mcf. At December 31, 2002 and 2001, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2002                      2001
                        ----------------------     --------------------
      Partnership         Mcf          Amount        Mcf        Amount
      -----------       -------       --------     -------     --------

          I-D            74,316       $ 39,024      71,167     $ 37,370
          I-E           307,418        204,802     329,207      219,317
          I-F           130,019        159,521     139,734      171,440


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2002 and 2001 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:


                                2002                      2001
                         -------------------       -------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------        ------     --------       ------     --------

          I-D            18,137     $ 27,206       18,067      $27,101
          I-E            70,281      105,422       66,310       99,465
          I-F            22,692       34,038       21,440       32,160

These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.

      The Partnerships have not entered into any hedging or derivative contracts in connection with their production and sale of oil and gas.

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

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management estimates that adopting this statement will result in an increase in capitalized cost of oil and gas properties, an increase in net income for the cumulative effect of the change in accounting principle, and the recognition of an asset retirement obligation in the following approximate amounts for each Partnership (unaudited):

                    Change in       Increase in
                   Capitalized     Net Income for
                   Cost of Oil     the Change in         Asset
                    and Gas          Accounting        Retirement
Partnership        Properties         Principle        Obligation
-----------        ------------    --------------     ----------

    I-D             $ 45,000         $ 16,000          $ 29,000
    I-E              396,000          122,000           274,000
    I-F              175,000           56,000           119,000

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus did not have a significant effect on the Partnerships' financial condition or results of operations.

      In November 2002, the FASB issued FASB Interpretation 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements are effective for financial statements of both interim and annual periods which end after December 15, 2002. The Partnerships are not guarantors under any guarantees and thus this interpretation is not expected to have an effect on their financial position or results of operations.


      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.


2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2002, 2001, and 2000:

            Partnership         2002         2001         2000
            -----------       --------     --------     --------

                I-D           $ 79,944     $ 79,944     $ 79,944
                I-E            464,880      464,880      464,880
                I-F            159,120      159,120      159,120

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


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2002, 2001, and 2000:


Partnership             Purchaser                       Percentage
-----------       ---------------------         ------------------------
                                                2002      2001     2000
                                                -----     -----    -----

      I-D         El Paso Energy Marketing
                    Company ("El Paso")         45.2%     41.5%    34.1%
                  Duke Energy Field
                    Services ("Duke")           17.0%     14.4%    10.7%
                  Sid Richardson Carbon
                    & Gas ("Richardson")        14.2%     21.5%    15.2%
                  Hallwood Petroleum              -         -      11.0%

      I-E         El Paso                       39.1%     38.6%    37.3%
                  Richardson                    13.5%     21.8%    16.8%
                  Amoco Production Co.            -         -      10.0%

      I-F         El Paso                       29.5%     31.8%    29.5%
                  Duke                          12.3%     12.6%      -
                  BP America Production
                    Company                     11.2%       -        -
                  Amoco Production Co.            -         -      12.5%

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


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2002 and 2001 were as follows:



                                I-D Partnership
                                ---------------

                                              2002              2001
                                          ------------      ------------

            Proved properties              $4,597,613        $ 4,580,065

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 4,204,163)      (  4,168,682)
                                            ---------         ----------

            Net oil and gas
               properties                  $  393,450        $   411,383
                                            =========         ==========

                                I-E Partnership
                                ---------------

                                              2002              2001
                                          -------------     -------------

            Proved properties              $26,599,947       $26,438,353

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 24,393,556)     ( 24,148,013)
                                            ----------        ----------

            Net oil and gas
               properties                  $ 2,206,391       $ 2,290,340
                                            ==========        ==========


                                I-F Partnership
                                ---------------

                                              2002               2001
                                          ------------      -------------

            Proved properties              $7,920,419        $ 7,855,580

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 7,236,673)      (  7,168,224)
                                            ---------         ----------

            Net oil and gas
               properties                  $  683,746        $   687,356
                                            =========         ==========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2002, 2001, and 2000. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2002, 2001, and 2000 were as follows:

         Partnership        2002         2001        2000
         -----------      --------     -------     -------
             I-D          $ 18,908     $13,561     $ 5,264
             I-E           169,433      79,497      97,556
             I-F            68,426      26,127      62,963

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 2002, 2001, and 2000, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                                I-D Partnership
                                ---------------

                                             Crude             Natural
                                              Oil                Gas
                                            (Barrels)           (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1999               110,189           1,593,815
   Production                               (  5,645)         (  296,803)
   Revisions of previous
      estimates                             ( 46,700)            147,246
                                             -------           ---------

Proved reserves, Dec. 31, 2000                57,844           1,444,258
   Production                               (  3,301)         (  231,126)
   Sales of minerals in place               (      8)         (   22,953)
   Extensions and discoveries                  1,097              19,130
   Revisions of previous
      estimates                             (  4,495)             94,003
                                             -------           ---------

Proved reserves, Dec. 31, 2001                51,137           1,303,312
   Production                               (  3,662)         (  232,115)
   Extensions and discoveries                  6,461               3,211
   Revisions of previous
      estimates                                2,597             241,311
                                             -------           ---------

Proved reserves, Dec. 31, 2002                56,533           1,315,719
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 2000                          57,844           1,444,258
                                             =======           =========
   December 31, 2001                          51,137           1,303,312
                                             =======           =========
   December 31, 2002                          56,533           1,315,719
                                             =======           =========

                                I-E Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1999               727,816           8,291,562
   Production                               ( 52,169)         (1,490,003)
   Sales of minerals in place               ( 31,935)         (   23,549)
   Extensions and discoveries                   -                 23,214
   Revisions of previous
      estimates                             (204,637)            741,370
                                             -------           ---------

Proved reserves, Dec. 31, 2000               439,075           7,542,594
   Production                               ( 42,531)         (1,256,766)
   Sales of minerals in place                   -             (   72,954)
   Extensions and discoveries                  8,897             107,330
   Revisions of previous
      estimates                             ( 71,650)            268,287
                                             -------           ---------

Proved reserves, Dec. 31, 2001               333,791           6,588,491
   Production                               ( 47,779)         (1,236,432)
   Extensions and discoveries                 58,912              49,272
   Revisions of previous
      estimates                               76,419           1,373,743
                                             -------           ---------

Proved reserves, Dec. 31, 2002               421,343           6,775,074
                                             =======           =========


PROVED DEVELOPED RESERVES:

   December 31, 2000                         439,075           7,542,594
                                             =======           =========
   December 31, 2001                         333,791           6,588,491
                                             =======           =========
   December 31, 2002                         421,343           6,775,074
                                             =======           =========

                                I-F Partnership
                                ---------------

                                              Crude            Natural
                                               Oil               Gas
                                            (Barrels)           (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1999               351,651           2,770,339
   Production                               ( 25,105)         (  347,462)
   Sales of minerals in place               ( 22,359)         (   16,485)
   Extensions and discoveries                   -                 16,250
   Revisions of previous
      estimates                             ( 93,309)            175,485
                                             -------           ---------

Proved reserves, Dec. 31, 2000               210,878           2,598,127
   Production                               ( 20,545)         (  272,161)
   Sales of minerals in place                   -             (   25,093)
   Extensions and discoveries                  5,124               7,026
   Revisions of previous
      estimates                             ( 34,420)            140,472
                                             -------           ---------

Proved reserves, Dec. 31, 2001               161,037           2,448,371
   Production                               ( 22,670)         (  302,970)
   Extensions and discoveries                 20,129              15,510
   Revisions of previous
      estimates                               42,401             173,741
                                             -------           ---------

Proved reserves, Dec. 31, 2002               200,897           2,334,632
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 2000                         210,878           2,598,127
                                             =======           =========
   December 31, 2001                         161,037           2,448,371
                                             =======           =========
   December 31, 2002                         200,897           2,334,632
                                             =======           =========


5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2002 and 2001 are as follows:

                                 I-D Partnership
                                 ---------------

                                                      2002
                        ---------------------------------------------------
                          First       Second         Third        Fourth
                         Quarter      Quarter       Quarter       Quarter
                        --------     --------      --------      ----------

Total Revenues          $152,830     $202,372      $177,670      $190,319
Gross Profit (1)          96,985      161,285       140,193       131,430
Net Income                49,422      123,104       106,586       111,749
Limited Partners'
   Net Income
   Per Unit                 5.59        14.30         12.39         13.23


                                                 2001
                        ---------------------------------------------------
                          First       Second         Third        Fourth
                         Quarter      Quarter       Quarter      Quarter(2)
                        --------     --------      --------      ----------

Total Revenues          $367,633     $295,268      $218,997      $159,355
Gross Profit (1)         306,288      221,877       173,554       108,160
Net Income               258,896      189,321       136,560        56,950
Limited Partners'
   Net Income
   Per Unit                30.49        22.20         15.88          6.17


--------------------
(1)  Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization.

                                 I-E Partnership
                                 ---------------

                                                2002
                        ------------------------------------------------------
                           First       Second         Third        Fourth
                          Quarter      Quarter       Quarter       Quarter
                        ----------    ----------    ----------    -----------

Total Revenues          $  908,818    $1,164,228    $1,125,364    $1,249,735
Gross Profit (1)           526,213       893,932       828,811       824,214
Net Income                 284,491       679,251       658,011       697,653
Limited Partners'
   Net Income
   Per Unit                   5.45         13.50         13.22         14.16


                                                2001
                        ------------------------------------------------------
                           First       Second         Third        Fourth
                          Quarter      Quarter       Quarter       Quarter(2)
                        ----------    ----------    ----------    -----------

Total Revenues          $2,137,875    $1,806,884    $1,359,389    $  894,769
Gross Profit (1)         1,720,310     1,462,053     1,020,976       188,275
Net Income (Loss)        1,477,107     1,235,799       762,642   (   506,553)
Limited Partners'
   Net Income (Loss)
   Per Unit                  29.75         24.79         15.08   (     12.20)




--------------------
(1)  Total revenues less oil and gas production expenses.
(2) Significant decline in Fourth Quarter Net Income resulted from certain significant wells becoming uneconomical, resulting in higher depreciation, depletion and amortization, and the recording of estimated cost related to a litigation judgment. (See Note 1.)

                                 I-F Partnership
                                 ---------------

                                                   2002
                              -----------------------------------------------
                                First      Second       Third       Fourth
                               Quarter     Quarter     Quarter      Quarter
                              ---------   ---------   ---------    ----------

Total Revenues                $243,448    $376,385    $358,156     $390,348
Gross Profit (1)               148,084     253,496     238,238      202,091
Net Income                      66,934     184,857     190,712      144,167
Limited Partners'
   Net Income
   Per Unit                       3.74       10.74       11.29         8.40


                                                   2001
                              -----------------------------------------------
                                First      Second       Third       Fourth
                               Quarter     Quarter     Quarter     Quarter(2)
                              ---------   ---------   ---------    ----------

Total Revenues                $601,032    $431,314    $367,890     $299,704
Gross Profit (Loss)(1)         456,962     296,782     236,332    (  93,116)
Net Income (Loss)              364,082     227,645     153,719    ( 369,562)
Limited Partners'
   Net Income (Loss)
   Per Unit                      21.69       13.29        8.75    (   24.22)




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

                               INDEX TO EXHIBITS
                               -----------------
Exh.
No.         Exhibit

4.1 Amended and Restated Agreement and Certificate of Limited Partnership dated March 4, 1986 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.2 Amended and Restated Certificate of Limited Partnership of PaineWebber/Geodyne Energy Income Limited Partnership I-D dated March 9, 1989, filed as Exhibit 4.2 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.3 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.5 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.6 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.7 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.8 Second Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.9 Third Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.10 Fourth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.11 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.12 Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated March 9, 1989 filed as
            Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.13 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.14 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.15 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.16 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.17 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.18 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.19 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.20 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.21 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.22 Amended and Restated Certificate of Limited Partnership of PaineWebber/Geodyne Energy Income Limited Partnership I-F dated March 9, 1989 filed as Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.23 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.24 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.25 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.26 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.27 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the

            SEC on February 28, 2002 and is hereby incorporated by reference.

 4.28 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.29 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.30 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.1 Amended and Restated Agreement of Partnership dated March 4, 1986 for Geodyne Energy Income Production Partnership I-D filed as
            Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.2 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.3 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.4 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.5 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 10.5 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.6 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.7 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.8 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.9 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.10 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.11 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.12 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.13 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.14 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.15 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-D.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-E.

*23.3 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-F.

*99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-D.

*99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-E.

*99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-F.

            All other Exhibits are omitted as inapplicable.

            ----------------------

            *Filed herewith.