Form 10-Q
period 2003-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2003-08-13
CIK 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2003


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
                                   (Unaudited)

                                     ASSETS
                                                June 30,       December 31,
                                                  2003             2002
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $272,830          $171,131
   Accounts receivable:
      Oil and gas sales                          171,184           110,658
                                                --------          --------
        Total current assets                    $444,014          $281,789

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 427,871           393,450

DEFERRED CHARGE                                   89,670            89,670
                                                --------          --------
                                                $961,555          $764,909
                                                ========          ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 17,631          $ 28,784
   Gas imbalance payable                          27,206            27,206
                                                --------          --------
        Total current liabilities               $ 44,837          $ 55,990

LONG-TERM LIABILITIES:
   Accrued liability                            $ 39,024          $ 39,024
   Asset retirement obligation
      (Note 1)                                    28,810                 -
                                                --------          --------

      Total long-term liabilities               $ 67,834          $ 39,024

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 12,769)        ($ 22,566)
   Limited Partners, issued and
      outstanding, 7,195 units                   861,653           692,461
                                                --------          --------
        Total Partners' capital                 $848,884          $669,895
                                                --------          --------
                                                $961,555          $764,909
                                                ========          ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                               --------          --------

REVENUES:
   Oil and gas sales                           $296,147          $202,124
   Interest income                                  266               248
   Loss on abandonment                        (     498)                -
                                               --------          --------
                                               $295,915          $202,372

COSTS AND EXPENSES:
   Lease operating                             $ 25,744          $ 29,303
   Production tax                                19,457            11,784
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,158            13,178
   General and administrative
      (Note 2)                                   29,318            25,003
                                               --------          --------
                                               $ 81,677          $ 79,268
                                               --------          --------

NET INCOME                                     $214,238          $123,104
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 33,168          $ 20,274
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $181,070          $102,830
                                               ========          ========
NET INCOME per unit                            $  25.16          $  14.30
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                               --------          --------

REVENUES:
   Oil and gas sales                           $564,851          $354,471
   Interest income                                  548               731
   Gain on abandonment                               20                 -
                                               --------          --------
                                               $565,419          $355,202

COSTS AND EXPENSES:
   Lease operating                             $ 73,988          $ 75,776
   Production tax                                37,950            21,156
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 16,692            26,232
   General and administrative
      (Note 2)                                   61,076            59,512
                                               --------          --------
                                               $189,706          $182,676
                                               --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $375,713          $172,526

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        1,099                 -
                                               --------          --------
NET INCOME                                     $376,812          $172,526
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 58,620          $ 29,442
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $318,192          $143,084
                                               ========          ========
NET INCOME per unit                            $  44.22          $  19.89
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003              2002
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $376,812          $172,526
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   1,099)                -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                16,692            26,232
      Gain on abandonments                     (      20)                -
      Increase in accounts receivable -
        oil and gas sales                      (  60,526)        (  48,690)
      Increase (decrease) in accounts
        payable                                (  11,153)            6,422
                                                --------          --------
Net cash provided by operating
   activities                                   $320,706          $156,490
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 21,184)        ($  6,241)
   Proceeds from sale of oil and
      gas properties                                   -            50,250
                                                --------          --------
Net cash provided (used) by investing
   activities                                  ($ 21,184)         $ 44,009
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($197,823)        ($223,457)
                                                --------          --------
Net cash used by financing activities          ($197,823)        ($223,457)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $101,699         ($ 22,958)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           171,131           148,852
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $272,830          $125,894
                                                ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,864,033        $1,098,557
   Accounts receivable:
      Oil and gas sales                        1,027,062           700,458
                                              ----------        ----------
        Total current assets                  $2,891,095        $1,799,015

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,465,531         2,206,391

DEFERRED CHARGE                                  480,060           480,060
                                              ----------        ----------
                                              $5,836,686        $4,485,466
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  152,347        $  228,879
   Accrued liability - other (Note 1)             88,892            88,892
   Gas imbalance payable                         105,422           105,422
                                              ----------        ----------
        Total current liabilities             $  346,661        $  423,193

LONG-TERM LIABILITIES:
   Accrued liability                          $  204,802        $  204,802
   Asset retirement obligation
      (Note 1)                                   278,494                 -
                                              ----------        ----------
        Total long-term liabilities           $  483,296        $  204,802

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   31,148)      ($   92,930)
   Limited Partners, issued and
      outstanding, 41,839 units                5,037,877         3,950,401
                                              ----------        ----------
        Total Partners' capital               $5,006,729        $3,857,471
                                              ----------        ----------
                                              $5,836,686        $4,485,466
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,966,923       $1,162,692
   Interest income                                 2,025            1,536
                                              ----------       ----------
                                              $1,968,948       $1,164,228

COSTS AND EXPENSES:
   Lease operating                            $  210,589       $  202,597
   Production tax                                116,754           67,699
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  39,761           91,905
   General and administrative
      (Note 2)                                   128,332          122,776
                                              ----------       ----------
                                              $  495,436       $  484,977
                                              ----------       ----------

NET INCOME                                    $1,473,512       $  679,251
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  226,290       $  114,524
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,247,222       $  564,727
                                              ==========       ==========
NET INCOME per unit                           $    29.81       $    13.50
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $3,549,374       $2,068,984
   Interest income                                 3,903            4,062
                                              ----------       ----------
                                              $3,553,277       $2,073,046

COSTS AND EXPENSES:
   Lease operating                            $  540,217       $  540,957
   Production tax                                218,502          111,944
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 108,544          191,851
   General and administrative
      (Note 2)                                   261,366          264,552
                                              ----------       ----------
                                              $1,128,629       $1,109,304
                                              ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,424,648       $  963,742

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         4,178                -
                                              ----------       ----------
NET INCOME                                    $2,428,826       $  963,742
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  378,350       $  170,811
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $2,050,476       $  792,931
                                              ==========       ==========
NET INCOME per unit                           $    49.01       $    18.95
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                        (Unaudited)
                                                    2003           2002
                                                ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $2,428,826      $963,742
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (     4,178)            -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  108,544       191,851
      Increase in accounts receivable -
        oil and gas sales                       (   326,604)    ( 217,420)
      Increase (decrease) in accounts
        payable                                 (    76,532)       46,611
      Decrease in accrued liability -
        other (Note 1)                                    -     ( 157,093)
                                                 ----------      --------
Net cash provided by operating
   activities                                    $2,130,056      $827,691
                                                 ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   85,012)    ($ 42,569)
   Proceeds from the sale of oil and
      gas properties                                      -       163,982
                                                 ----------      --------
Net cash provided (used) by investing
   activities                                   ($   85,012)     $121,413
                                                 ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,279,568)    ($949,753)
                                                 ----------      --------
Net cash used by financing activities           ($1,279,568)    ($949,753)
                                                 ----------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $  765,476     ($    649)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,098,557       780,235
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,864,033      $779,586
                                                 ==========      ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2003              2002
                                              ----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  520,440        $  316,892
   Accounts receivable:
      Oil and gas sales                          319,497           240,861
                                              ----------        ----------
        Total current assets                  $  839,937        $  557,753

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 803,569           683,746

DEFERRED CHARGE                                  345,903           345,903
                                              ----------        ----------
                                              $1,989,409        $1,587,402
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   67,379        $   91,775
   Accrued liability - other (Note 1)             62,225            62,225
   Gas imbalance payable                          34,038            34,038
                                              ----------        ----------
        Total current liabilities             $  163,642        $  188,038

LONG-TERM LIABILITIES:
   Accrued liability                          $  159,521        $  159,521
   Asset retirement obligation
      (Note 1)                                   121,658                 -
                                              ----------        ----------
        Total long-term liabilities           $  281,179        $  159,521

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $    2,218       ($   15,418)
   Limited Partners, issued and
      outstanding, 14,321 units                1,542,370         1,255,261
                                              ----------        ----------
        Total Partners' capital               $1,544,588        $1,239,843
                                              ----------        ----------
                                              $1,989,409        $1,587,402
                                              ==========        ==========




            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                 2003              2002
                                               --------          --------

REVENUES:
   Oil and gas sales                           $555,719          $375,956
   Interest income                                  657               429
                                               --------          --------
                                               $556,376          $376,385

COSTS AND EXPENSES:
   Lease operating                             $ 97,710          $101,219
   Production tax                                30,210            21,670
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 13,283            23,525
   General and administrative
      (Note 2)                                   49,686            45,114
                                               --------          --------
                                               $190,889          $191,528
                                               --------          --------

NET INCOME                                     $365,487          $184,857
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 56,584          $ 30,958
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $308,903          $153,899
                                               ========          ========
NET INCOME per unit                            $  21.57          $  10.74
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                  2003             2002
                                               ----------        --------

REVENUES:
   Oil and gas sales                           $1,095,381        $618,965
   Interest income                                  1,235             868
                                               ----------        --------
                                               $1,096,616        $619,833

COSTS AND EXPENSES:
   Lease operating                             $  215,369        $191,670
   Production tax                                  63,296          26,583
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   35,438          48,096
   General and administrative
      (Note 2)                                    102,278         101,693
                                               ----------        --------
                                               $  416,381        $368,042
                                               ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
    ACCOUNTING CHANGE                          $  680,235        $251,791

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                    (       318)              -
                                               ----------        --------
NET INCOME                                     $  679,917        $251,791
                                               ==========        ========
GENERAL PARTNER - NET INCOME                   $  106,808        $ 44,372
                                               ==========        ========
LIMITED PARTNERS - NET INCOME                  $  573,109        $207,419
                                               ==========        ========
NET INCOME per unit                            $    40.02        $  14.48
                                               ==========        ========
UNITS OUTSTANDING                                  14,321          14,321
                                               ==========        ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                     2003          2002
                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $679,917      $251,791
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                            318             -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   35,438        48,096
      Increase in accounts receivable -
        oil and gas sales                          ( 78,636)    (  64,710)
      Increase (decrease) in accounts
        payable                                    ( 24,396)       24,601
      Decrease in accrued liability -
        other (Note 1)                                    -     ( 109,965)
                                                   --------      --------
Net cash provided by operating
   activities                                      $612,641      $149,813
                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($ 33,921)    ($ 16,463)
   Proceeds from the sale of oil and
      gas properties                                      -        57,242
                                                   --------      --------
Net cash provided (used) by investing
   activities                                     ($ 33,921)     $ 40,779
                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($375,172)    ($ 79,220)
                                                   --------      --------
Net cash used by financing activities             ($375,172)    ($ 79,220)
                                                   --------      --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                     $203,548      $111,372

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              316,892       114,388
                                                   --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $520,440      $225,760
                                                   ========      ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2003, combined statements of operations for the three and six months ended June 30, 2003 and 2002, and combined statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2003, the combined results of operations for the three and six months ended June 30, 2003 and 2002, and the combined cash flows for the six months ended June 30, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at June 30, 2003 and December 31, 2002 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase(decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                            Increase
                                           (Decrease)
                           Increase            in
                              in           Net Income
                          Capitalized       for the
                           Cost of Oil      Change in        Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
            I-D             $ 30,000         $ 1,000        $ 29,000
            I-E              278,000           4,000         274,000
            I-F              119,000        (    300)        119,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2003, the I-D, I-E, and I-F Partnerships recognized approximately $1,000, $5,000, and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      If this accounting policy had been in effect January 1, 2002, the proforma impact for the I-D, I-E, and I-F Partnerships during the six months ended June 30, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $1,000, $5,000, and $2,000, respectively.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $ 9,332                $ 19,986
               I-E                     12,112                 116,220
               I-F                      9,906                  39,780

      During the six months ended June 30, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $21,104                $ 39,972
               I-E                     28,926                 232,440
               I-F                     22,718                  79,560

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their second two year extension period to December 31, 2003. The General Partner currently intends to exercise the third extension option for each Partnership, thereby extending their terms to December 31, 2005.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' calculation of depreciation, depletion, and amortization includes estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. When less that complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its' pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                          Increase
                                         (Decrease)
                            Increase         in
                               in         Net Income
                          Capitalized      for the
                           Cost of Oil     Change in         Asset
                            and Gas       Accounting       Retirement
        Partnerships      Properties      Principle        Obligation
        ------------      -----------     ----------       ----------
            I-D             $ 30,000       $ 1,000          $ 29,000
            I-E              278,000         4,000           274,000
            I-F              119,000       (   300)          119,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2003, the I-D, I-E, and I-F Partnerships recognized approximately $1,000, $5,000, and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                I-D Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              56,533        1,315,719
         Production                              (   882)      (   41,385)
         Revisions of previous
            estimates                            (    91)      (   39,632)
                                                  ------        ---------

      Proved reserves, March 31, 2003             55,560        1,234,702
         Production                              (   941)      (   56,157)
         Extensions and discoveries                   13            1,019
         Revisions of previous
            estimates                              1,825          333,974
                                                  ------        ---------

      Proved reserves, June 30, 2003              56,457        1,513,538
                                                  ======        =========


                                I-E Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             421,343        6,775,074
         Production                             ( 11,706)      (  213,245)
         Revisions of previous
            estimates                           ( 13,711)      (  280,504)
                                                 -------        ---------

      Proved reserves, March 31, 2003            395,926        6,281,325
         Production                             ( 17,762)      (  320,893)
         Extensions and discoveries               15,839           20,924
         Revisions of previous
            estimates                             49,424        2,004,537
                                                 -------        ---------

      Proved reserves, June 30, 2003             443,427        7,985,893
                                                 =======        =========

                                I-F Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             200,897        2,334,632
         Production                             (  5,585)      (   70,164)
         Revisions of previous
            estimates                           (  6,180)      (  155,014)
                                                 -------        ---------

      Proved reserves, March 31, 2003            189,132        2,109,454
         Production                             (  7,648)      (   66,330)
         Extensions and discoveries                   14            1,124
         Revisions of previous
            estimates                             23,267          606,847
                                                 -------        ---------

      Proved reserves, June 30, 2003             204,765        2,651,095
                                                 =======        =========

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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2003, March 31, 2003, and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2003 will actually be realized for such production.

                                      Net Present Value of Reserves
                                -----------------------------------------
           Partnership            6/30/03        3/31/03        12/31/02
           -----------          -----------    -----------    -----------
              I-D               $ 4,073,632    $ 3,633,910    $ 3,647,625
              I-E                22,629,019     19,491,697     19,894,751
              I-F                 7,180,770      6,501,844      6,751,875

                                           Oil and Gas Prices
                                -----------------------------------------
             Pricing              6/30/03        3/31/03        12/31/02
           -----------          -----------    -----------    -----------
           Oil (per barrel)     $     27.00    $     27.75    $     28.00
           Gas (per Mcf)               5.18           5.06           4.74

      The Partnerships had upward revisions in estimated gas reserves and the related estimated net present value of reserves at June 30, 2003 as compared to March 31, 2003 due to an increase in the gas price used to run the reserves and lower rates of decline than originally forecast.


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

      I-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    2003             2002
                                                  --------         --------
      Oil and gas sales                           $296,147         $202,124
      Oil and gas production expenses             $ 45,201         $ 41,087
      Barrels produced                                 941            1,151
      Mcf produced                                  56,157           57,373
      Average price/Bbl                           $  29.25         $  24.05
      Average price/Mcf                           $   4.78         $   3.04

      As shown in the table above, total oil and gas sales increased $94,023 (46.5%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately $98,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 210 barrels and 1,216 Mcf, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in volumes of oil sold was primarily due to
      (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2002. Average oil and gas prices increased to $29.25 per barrel and $4.78 per Mcf, respectively, for the three months ended June 30, 2003 from $24.05 per barrel and $3.04 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expense and production taxes) increased $4,114 (10.0%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.3% for the three months ended June 30, 2003 from 20.3% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,020 (45.7%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 2.4% for the three months ended June 30, 2003 from 6.5% for the three months ended June 30,

      2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,315 (17.3%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the three months ended June 30, 2003 from 12.4% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2003             2002
                                                  --------         --------
      Oil and gas sales                           $564,851         $354,471
      Oil and gas production expenses             $111,938         $ 96,932
      Barrels produced                               1,823            1,915
      Mcf produced                                  97,542          116,469
      Average price/Bbl                           $  30.51         $  22.57
      Average price/Mcf                           $   5.22         $   2.67

      As shown in the table above, total oil and gas sales increased $210,380 (59.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $249,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $51,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 92 barrels and 18,927 Mcf, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period gas balancing adjustment on one significant well during the six months ended June 30, 2002. Average oil and gas prices increased to $30.51 per barrel and $5.22 per Mcf, respectively, for the six months ended June 30, 2003 from $22.57 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expense and production taxes) increased $15,006 (15.5%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 19.8% for the six months ended June 30, 2003 from 27.3% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $9,540 (36.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.0% for the six months ended June 30, 2003 from 7.4% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,564 (2.6%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 10.8% for the six months ended June 30, 2003 from 16.8% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2003  totaling   $16,425,175  or  228.30%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $1,966,923       $1,162,692
      Oil and gas production expenses           $  327,343       $  270,296
      Barrels produced                              17,762           12,499
      Mcf produced                                 320,893          287,789
      Average price/Bbl                         $    26.58       $    22.93
      Average price/Mcf                         $     4.66       $     3.04

      As shown in the table above, total oil and gas sales increased $804,231 (69.2%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $518,000 was related to an increase in the average price of gas sold and (ii) $121,000 and $101,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 5,263 barrels and 33,104 Mcf, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2003. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003. This increase was partially offset by positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2002. Average oil and gas prices increased to $26.58 per barrel and $4.66 per Mcf, respectively, for the three months ended June 30, 2003 from $22.93 per barrel and $3.04 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expense and production taxes) increased $57,047 (21.1%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.6% for the three months ended June 30, 2003 from 23.2% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $52,144 (56.7%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 2.0% for the three months ended June 30, 2003 from 7.9% for the three months ended June 30, 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,556 (4.5%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.5% for the three months ended June 30, 2003 from 10.6% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $3,549,374       $2,068,984
      Oil and gas production expenses           $  758,719       $  652,901
      Barrels produced                              29,468           23,492
      Mcf produced                                 534,138          616,357
      Average price/Bbl                         $    27.93       $    19.99
      Average price/Mcf                         $     5.10       $     2.59

      As shown in the table above, total oil and gas sales increased $1,480,390 (71.6%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $234,000 and $1,340,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $213,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 5,976 barrels, while volumes of gas sold decreased 82,219 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the purchasers on several wells during the six months ended June 30, 2002, and
      (iii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2002. Average oil and gas prices increased to $27.93 per barrel and $5.10 per Mcf, respectively, for the six months ended June 30, 2003 from $19.99 per barrel and $2.59 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expense and production taxes) increased $105,818 (16.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) a partial reversal during the six months ended June 30, 2002 of approximately $75,000 (due to a partial post-judgment settlement) of a charge previously accrued for this judgment. As a percentage of oil and gas sales, these expenses decreased to 21.4% for the six months ended June 30, 2003 from 31.6% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $83,307 (43.4%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.1% for the six months ended June 30, 2003 from 9.3% for the six months ended June 30, 2002. This percentage decrease was primarily due to (i) the dollar decrease in deprecation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,186 (1.2%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 7.4% for the six months ended June 30, 2003 from 12.8% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distribution through June 30, 2003
      totaling   $66,026,552   or   157.81%   of   Limited   Partners'   capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002.

                                                 Three Months Ended June 30,
                                                  ---------------------------
                                                    2003             2002
                                                  --------         --------
      Oil and gas sales                           $555,719         $375,956
      Oil and gas production expenses             $127,920         $122,889
      Barrels produced                               7,648            6,083
      Mcf produced                                  66,330           72,079
      Average price/Bbl                           $  26.65         $  22.83
      Average price/Mcf                           $   5.31         $   3.29

      As shown in the table above, total oil and gas sales increased $179,763 (47.8%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Of this increase, approximately (i) $29,000 and $134,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $36,000 was related to an increase in volumes of oil sold. These increases were partially offset by a decrease of approximately $19,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,565 barrels, while volumes of gas sold decreased 5,749 Mcf for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the three months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2002 and (ii) normal declines in production. These decreases were partially offset by
      (i) a positive prior period gas balancing adjustment on one significant well during the three months ended June 30, 2003 and (ii) an increase in production on another significant well due to the successful workover of that well during late 2002. Average oil and gas prices increased to $26.65 per barrel and $5.31 per Mcf, respectively, for the three months ended June 30, 2003 from $22.83 per barrel and $3.29 per Mcf, respectively, for the three months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expense and production taxes) increased $5,031 (4.1%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 23.0% for the three months ended June 30, 2003 from 32.7% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,242 (43.5%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 2.4% for the three months ended June 30, 2003 from 6.3% for the three months ended June 30, 2002. This percentage decrease was primarily due to (i) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,572 (10.1%) for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This increase was primarily due to a change in the timing of audit fees paid. As a percentage of oil and gas sales, these expenses decreased to 8.9% for the three months ended June 30, 2003 from 12.0% for the three months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2003            2002
                                                  ----------       --------
      Oil and gas sales                           $1,095,381       $618,965
      Oil and gas production expenses             $  278,665       $218,253
      Barrels produced                                13,233         11,520
      Mcf produced                                   136,494        152,861
      Average price/Bbl                           $    28.07       $  19.39
      Average price/Mcf                           $     5.30       $   2.59

      As shown in the table above, total oil and gas sales increased $476,416 (77.0%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Of this increase, approximately $115,000 and $371,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 1,713 barrels, while volumes of gas sold decreased 16,367 Mcf for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in volumes of oil sold was primarily due to (i) an increase in production on one significant well due to the successful recompletion of that well during mid 2002 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well during the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the purchasers on several wells during the six months ended June 30, 2002, and (iii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2002. Average oil and gas prices increased to $28.07 per barrel and $5.30 per Mcf, respectively, for the six months ended June 30, 2003 from $19.39 per barrel and $2.59 per Mcf, respectively, for the six months ended June 30, 2002.

      Oil and gas production expenses (including lease operating expense and production taxes) increased $60,412 (27.7%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was primarily due to (i) a partial reversal during the six months ended June 30, 2002 of approximately $52,000 (due to a partial post-judgment settlement) of a charge previously accrued for this judgment and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 25.4% for the six months ended June 30, 2003 from 35.3% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,658 (26.3%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at June 30, 2003. As a percentage of oil and gas sales, this expense decreased to 3.2% for the six months ended June 30, 2003 from 7.8% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 9.3% for the six months ended June 30, 2003 from 16.4% for the six months ended June 30, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distribution through June 30, 2003
      totaling   $20,991,664   or   146.58%   of   Limited   Partners'   capital
      contributions.

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


                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 2003        By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 2003        By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

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

Dated this 13th day of August, 2003.


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

Dated this 13th day of August, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

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

Dated this 13th day of August, 2003.


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