Form 10-K
period 2003-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2004-03-26
CIK 799178, 806613, 811031

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2003

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                    FORM 10-K
                                TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................19
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......20
PART II.....................................................................20
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......20
      ITEM 6.     SELECTED FINANCIAL DATA...................................23
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................27
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................42
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............42
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................42
      ITEM 9A.    CONTROLS AND PROCEDURES...................................42
PART III....................................................................43
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...43
      ITEM 11.    EXECUTIVE COMPENSATION....................................44
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................49
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............50
PART IV.....................................................................51
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................51
      ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K.......................................52

SIGNATURES..................................................................62

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2003, Samson owned interests in approximately 14,000 oil and gas wells located in 20 States of the United States and the countries of Canada, Venezuela, Russia, and Australia. At December 31, 2003, Samson operated approximately 4,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, Russia, and Australia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2004, Samson employed approximately 1,000 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the third two-year extension period to December 31, 2005. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


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


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, recent substantial increases in the price of steel may increase the costs of any future workover, recompletion or drilling activities conducted by the Partnerships.


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


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2003:

   Partnership              Customer                      Percentage
   -----------              --------                      ----------

      I-D         Chevron U.S.A., Inc. ("Chevron")          26.1%
                  Duke Energy Field Services, Inc.
                     ("Duke")                               20.4%
                  Enogex Services Corporation               12.9%
                  Sid Richardson Carbon & Gas
                     ("Richardson")                         11.2%
                  Cinergy Marketing Company
                     ("Cinergy")                            10.5%

      I-E         Chevron                                   23.2%
                  Duke                                      11.4%
                  BP America Production
                     Company ("BP")                         11.2%
                  Cinergy                                   10.9%
                  Richardson                                10.8%

      I-F         Cinergy                                   16.9%
                  Duke                                      13.8%
                  BP                                        12.5%

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

ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2003.


                              Well Statistics(1)
                            As of December 31, 2003


P/ship      Number of Gross Wells(2)            Number of Net Wells(3)
------      -----------------------            ------------------------
            Total     Oil      Gas             Total      Oil      Gas
            -----    -----    -----            -----     -----    -----

I-D          534      417      117              3.42       .70     2.72
I-E          823      656      167             30.42     13.66    16.76
I-F          819      656      163             13.53      5.59     7.94

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


      Drilling Activities

      During the year ended December 31, 2003, the Partnerships directly or indirectly participated in the drilling activities described below:

I-D Partnership
---------------
                                       Working    Revenue
Well Name              County    St.   Interest   Interest  Type    Status
---------------      ---------   ---   --------   --------  ----  ---------
Inlow #2-11          Caddo       OK     0.0000     0.0015    Gas  Producing
Turley #2-1          Grady       OK     0.0000     0.0007    Gas  Producing
David #4-13          Washita     OK     0.0000     0.0003    Gas  Producing
David #5-13          Washita     OK     0.0000     0.0003    Gas  Producing
Lewis #4-8           Pittsburg   OK     0.0000     0.0034    Gas  Producing
Jo-Mill Unit
  (24 new wells)     Borden      TX     0.0014     0.0012    Oil  Producing
Katie #3-11          Washita     OK     0.0000     0.0013    Gas  Shut-in
Hamburger #1-13      Washita     OK     0.0000     0.0002    N/A  Well in
                                                                    progress
Pooler #1-22         Grady       OK     0.0000     0.0010    N/A  Well in
                                                                    progress
Lott, Andrew #1      Hancock     MS     0.0020     0.0017    N/A  Dryhole


I-E Partnership
---------------
                                       Working    Revenue
Well Name              County    St.   Interest   Interest  Type    Status
---------------      ---------   ---   --------   --------  ----  ---------
Inlow #2-11          Caddo       OK     0.0000     0.0096    Gas  Producing
Turley #2-1          Grady       OK     0.0000     0.0024    Gas  Producing
David #4-13          Washita     OK     0.0000     0.0008    Gas  Producing
David #5-13          Washita     OK     0.0000     0.0008    Gas  Producing
Emma #3-10           Caddo       OK     0.0000     0.0030    Gas  Producing
Ima Shaw #1-2        Ellis       OK     0.0020     0.0017    Gas  Producing
Lewis #4-8           Pittsburg   OK     0.0000     0.0108    Gas  Producing
Jo-Mill Unit
  (24 new wells)     Borden      TX     0.0060     0.0053    Oil  Producing
Somers #1-3
  (Sycamore)         Garvin      OK     0.0000     0.0016    Gas  Producing
Somers #1-3
  (Hunton)           Garvin      OK     0.0000     0.0013    Gas  Producing
Katie #3-11          Washita     OK     0.0000     0.0040    Gas  Shut-in
Hamburger #1-13      Washita     OK     0.0000     0.0007    N/A  Well in
                                                                    progress
Pooler #1-22         Grady       OK     0.0000     0.0031    N/A  Well in
                                                                    progress
Lott, Andrew #1      Hancock     MS     0.0063     0.0055    N/A  Dryhole

I-F Partnership
---------------
                                       Working    Revenue
Well Name              County    St.   Interest   Interest  Type    Status
---------------      ---------   ---   --------   --------  ----  ---------
Inlow #2-11          Caddo       OK     0.0000     0.0045    Gas  Producing
Turley #2-1          Grady       OK     0.0000     0.0008    Gas  Producing
David #4-13          Washita     OK     0.0000     0.0003    Gas  Producing
David #5-13          Washita     OK     0.0000     0.0003    Gas  Producing
Emma #3-10           Caddo       OK     0.0000     0.0017    Gas  Producing
Ima Shaw #1-2        Ellis       OK     0.0012     0.0010    Gas  Producing
Mullins A #1-13      Dewey       OK     0.0000     0.0030    Oil  Producing
Lewis #4-8           Pittsburg   OK     0.0000     0.0037    Gas  Producing
Jo-Mill Unit
  (24 new wells)     Borden      TX     0.0028     0.0025    Oil  Producing
Somers #1-3
  (Sycamore)         Garvin      OK     0.0000     0.0011    Gas  Producing
Somers #1-3
  (Hunton)           Garvin      OK     0.0000     0.0009    Gas  Producing
Katie #3-11          Washita     OK     0.0000     0.0014    Gas  Shut-in
Hamburger #1-13      Washita     OK     0.0000     0.0002    N/A  Well in
                                                                    progress
Pooler #1-22         Grady       OK     0.0000     0.0011    N/A  Well in
                                                                    progress
Lott, Andrew #1      Hancock     MS     0.0022     0.0019    N/A  Dryhole


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

                              Net Production Data

                                I-D Partnership
                                ---------------

                                         Year Ended December 31,
                                 ---------------------------------------
                                    2003           2002           2001
                                 ----------      --------       --------
Production:
   Oil (Bbls)                         3,764         3,662          3,301
   Gas (Mcf)                        180,252       232,115        231,126

Oil and gas sales:
   Oil                           $  108,662      $ 90,794       $ 84,449
   Gas                              899,167       631,013        896,064
                                  ---------       -------        -------
     Total                       $1,007,829      $721,807       $980,513
                                  =========       =======        =======
Total direct operating
   expenses                      $  184,641      $193,298       $231,374
                                  =========       =======        =======

Direct operating expenses
   as a percentage of oil
   and gas sales                      18.3%         26.8%          23.6%

Average sales price:
   Per barrel of oil                 $28.87        $24.79         $25.58
   Per Mcf of gas                      4.99          2.72           3.88

Direct operating expenses
   per equivalent Bbl of
   oil                                $5.46         $4.56          $5.53

                              Net Production Data

                                I-E Partnership
                                ---------------

                                              Year Ended December 31,
                                      --------------------------------------
                                         2003          2002          2001
                                      ----------    ----------    ----------
Production:
   Oil (Bbls)                             53,377        47,779        42,531
   Gas (Mcf)                             981,953     1,236,432     1,256,766

Oil and gas sales:
   Oil                                $1,471,470    $1,089,419    $1,022,419
   Gas                                 4,805,295     3,350,510     4,964,355
                                       ---------     ---------     ---------
     Total                            $6,276,765    $4,439,929    $5,986,774
                                       =========     =========     =========
Total direct operating
   expenses                           $1,410,871    $1,374,975    $1,807,303
                                       =========     =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                           22.5%         31.0%         30.2%

Average sales price:
   Per barrel of oil                      $27.57        $22.80        $24.04
   Per Mcf of gas                           4.89          2.71          3.95

Direct operating expenses
   per equivalent Bbl of
   oil                                     $6.50         $5.42         $7.17

                              Net Production Data

                                I-F Partnership
                                ---------------

                                           Year Ended December 31,
                                 ------------------------------------------
                                    2003            2002            2001
                                 ----------      ----------      ----------
Production:
   Oil (Bbls)                        23,950          22,670          20,545
   Gas (Mcf)                        256,653         302,990         272,161

Oil and gas sales:
   Oil                           $  665,464      $  509,350      $  498,704
   Gas                            1,303,202         856,855       1,095,887
                                  ---------       ---------       ---------
     Total                       $1,968,666      $1,366,205      $1,594,591
                                  =========       =========       =========
Total direct operating
   expenses                      $  541,712      $  526,428      $  802,980
                                  =========       =========       =========

Direct operating expenses
   as a percentage of oil
   and gas sales                      27.5%           38.5%           50.4%

Average sales price:
   Per barrel of oil                 $27.79          $22.47          $24.27
   Per Mcf of gas                      5.08            2.83            4.03

Direct operating expenses
   per equivalent Bbl of
   oil                                $8.12           $7.19          $12.18


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2003. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2003. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2003 ($29.25 per barrel and $5.77 per Mcf, respectively) were higher than the prices in effect on December 31, 2002 ($28.00 per barrel and $4.74 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2003 to be higher than such estimates and values at December 31, 2002. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2003 will actually be realized for such production.

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

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves
                          As of December 31, 2003(1)

I-D Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     1,618,197
     Oil and liquids (Bbls)                                           60,374

   Net present value (discounted at 10% per annum)               $ 4,506,015

I-E Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     8,460,984
     Oil and liquids (Bbls)                                          421,996

   Net present value (discounted at 10% per annum)               $24,355,021

I-F Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     2,585,274
     Oil and liquids (Bbls)                                          197,264

   Net present value (discounted at 10% per annum)               $ 7,501,060
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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2003:

                                  Operated Wells
                  ---------------------------------------------
                  Partnership         Number            Percent
                  -----------         ------            -------

                       I-D              26                4%
                       I-E              40                4%
                       I-F              40                4%

      The following table sets forth certain well and reserves information as of December 31, 2003 for the basins in which the Partnerships own a significant amount of properties. The table contains the following information for each significant basin: (i) the number of gross and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas Panhandle. The Permian Basin straddles west Texas and southeast New Mexico.




                                         Significant Properties as of December 31, 2003
                                         ----------------------------------------------

                                                                      Wells
                                                                    Operated by
                                                                     Affiliates         Oil           Gas
                          Gross      Net      Other      Total      ------------      Reserves      Reserves       Present
     Basin                Wells     Wells     Wells(1)   Wells      Number   %(2)      (Bbl)         (Mcf)          Value
----------------          -----     -----     ------     ------     ------   ----     --------     ---------     -----------

I-D Partnership:
  Anadarko                  74       1.89       51        125         22      18%       8,295        874,549     $ 2,210,188
  Permian                  424        .69        4        428          -       -       49,194        515,345       1,754,097

I-E Partnership:
  Permian                  435       4.23        4        439          8       2%     239,525      3,106,750     $10,155,902
  Anadarko                  92      10.28       58        150         28      19%      42,830      4,047,280      10,124,968

I-F Partnership:
  Anadarko                  92       4.72       59        151         28      19%      18,953      1,781,217     $ 4,445,541
  Permian                  425       1.94        -        425          8       2%     117,083        162,823       1,105,517


---------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.

      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2003, as compared to December 31, 2002, were significant to the Partnerships.

      The I-D and I-E Partnerships' estimated proved reserves increased approximately 25,000 and 147,000 barrels of oil equivalent, respectively, in the Sibley-State GU 2 #1 well located in Pecos County, Texas from December 31, 2002 to December 31, 2003. These increases were primarily due to revised forecasts in reserves based on actual production experience.


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

      On April 23, 2002 the Prior Owners entered into a settlement agreement with Xplor thereby settling for $165,000 the judgment in favor of Xplor. On January 23, 2003 the Court of Appeals ruled against Newton on all issues except the one claim resulting in the $300 liability to the Prior Owners, and remanded the case to the trial court to determine and award to Newton any portion of the alleged attorneys' fees awarded to them that is attributable solely to the $300 award against the Prior Owners. The Prior Owners requested the Texas Supreme Court to reverse this decision as to the $300 claim and its related attorneys' fees. The Texas Supreme Court initially declined to consider this request, but the Prior Owners have asked the court to reconsider this decision.

      Except as described above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2003.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 3, 2004, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                                 Number of
                                 Number of        Limited
               Partnership         Units          Partners
               -----------       ---------       ---------
                   I-D             7,195             619
                   I-E            41,839           2,219
                   I-F            14,321             721

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

                            Repurchase Offer Prices
                            -----------------------

                     2002                            2003                 2004
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $195   $185    $187   $174     $160    $153   $263   $243      $222
 I-E        174    170     166    154      141     131    237    217       197
 I-F        188    188     180    171      162     151    230    217       200


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

                           Right of Presentment Prices
                           ---------------------------

                     2002                            2003                 2004
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $219   $211    $187   $178     $169    $163   $260   $246      $231
 I-E        198    195     166    157      148     141    238    224       209
 I-F        202    202     173    167      161     153    229    219       208

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

      The following is a summary of cash distributions paid to the Limited Partners during 2002 and 2003 and the first quarter of 2004:

                              Cash Distributions
                              ------------------

                                    2002
                   -----------------------------------------
                    1st         2nd         3rd         4th
      P/ship        Qtr.        Qtr.        Qtr.        Qtr.
      ------       ------      ------     ------      ------
       I-D         $17.37      $10.56     $ 9.03      $13.34
       I-E          15.87        4.59       9.39       11.81
       I-F           4.54         -         3.98        8.94

                                    2003                           2004
                   -----------------------------------------      ------
                    1st         2nd         3rd         4th         1st
      P/ship        Qtr.        Qtr.        Qtr.        Qtr.        Qtr.
      ------       ------      ------     ------      ------      ------

       I-D         $13.07      $ 7.64     $23.21      $20.43      $21.27
       I-E          13.89        9.13      28.30       20.10       20.36
       I-F           9.15       10.82      20.11       13.76       16.06


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."




                                                 Selected Financial Data

                                                     I-D Partnership
                                                     ---------------

                             2003            2002            2001              2000            1999
                          ------------     ----------      ----------       ------------     ----------

Oil and Gas Sales          $1,007,829       $721,807        $980,513         $1,277,648       $771,318
Net Income:
  Limited Partners            540,277        327,473         537,720            770,633        365,028
  General Partner             106,891         63,388         104,007            144,360         77,422
  Total                       647,168        390,861         641,727            914,993        442,450
Limited Partners' Net
  Income per Unit               75.09          45.51           74.74             107.11          50.73
Limited Partners' Cash
  Distributions per
  Unit                          64.35          50.30          111.05              91.32          62.54
Total Assets                  863,990        764,909         768,994          1,064,341        922,668
Partners' Capital
  (Deficit):
  Limited Partners            769,738        692,461         726,988            988,268        874,635
  General Partner         (    23,613)     (  22,566)      (  32,551)       (    11,358)     (  31,152)
Number of Units
  Outstanding                   7,195          7,195           7,195              7,195          7,195




                                                 Selected Financial Data

                                                     I-E Partnership
                                                     ---------------

                               2003              2002              2001               2000             1999
                           ------------      ------------      ------------       ------------     ------------

Oil and Gas Sales           $6,276,765        $4,439,929        $5,986,774         $6,819,350       $4,161,530
Net Income:
  Limited Partners           3,249,876         1,938,357         2,402,419          3,762,340        2,061,313
  General Partner              651,413           381,049           566,576            737,129          468,089
  Total                      3,901,289         2,319,406         2,968,995          4,499,469        2,529,402
Limited Partners' Net
  Income per Unit                77.68             46.33             57.42              89.92            49.27
Limited Partners' Cash
  Distributions per
  Unit                           71.42             41.66            111.02              77.96            41.71
Total Assets                 5,002,936         4,485,466         4,235,904          6,445,895        5,859,238
Partners' Capital
  (Deficit):
  Limited Partners           4,212,277         3,950,401         3,755,044          5,997,625        5,497,285
  General Partner          (    99,284)      (    92,930)      (   183,708)       (    25,660)     (   106,782)
Number of Units
  Outstanding                   41,839            41,839            41,839             41,839           41,839




                                                 Selected Financial Data

                                                     I-F Partnership
                                                     ---------------

                                     2003             2002            2001             2000             1999
                                 ------------     ------------    ------------      ----------      ------------

Oil and Gas Sales                 $1,968,666       $1,366,205      $1,594,591       $2,022,926       $1,292,077
Net Income:
  Limited Partners                   986,150          489,409         279,459        1,035,200          771,304
  General Partner                    187,031           97,261          96,425          205,081          171,987
  Total                            1,173,181          586,670         375,884        1,240,281          943,291
Limited Partners' Net
  Income per Unit                      68.86            34.17           19.51            72.29            53.86
Limited Partners' Cash
  Distributions per
  Unit                                 53.84            17.46           86.02            58.80            27.58
Total Assets                       1,935,927        1,587,402       1,391,116        2,261,944        1,990,904
Partners' Capital
  (Deficit):
  Limited Partners                 1,470,411        1,255,261       1,015,852        1,968,393        1,775,193
  General Partner                (    13,564)     (    15,418)    (    49,082)           7,531      (     9,232)
Number of Units
  Outstanding                         14,321           14,321          14,321           14,321           14,321


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

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes) is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002 and for the year ended December 31, 2002 as compared to the year ended December 31, 2001.



                                I-D Partnership
                                ---------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total oil and gas sales increased $286,022 (39.6%) in 2003 as compared to 2002. Of this increase, approximately $409,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $141,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 102 barrels, while volumes of gas sold decreased 51,863 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment on one significant well during 2002, and (iii) a positive prior period gas balancing adjustment on another significant well during 2002. Average oil and gas prices increased to $28.87 per barrel and $4.99 per Mcf, respectively, in 2003 from $24.79 per barrel and $2.72 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,657 (4.5%) in 2003 as compared to 2002. This decrease was primarily due to a decrease in lease operating expenses associated with the decrease in volumes of gas sold, which decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 18.3% in 2003 from 26.8% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $37,108 (104.6%) in 2003 as compared to 2002. This increase was primarily due to one significant well being fully depleted in 2003 due to the lack of remaining economically recoverable reserves, which increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. As a percentage of oil and gas sales, this expense increased to 7.2% in 2003 from 4.9% in 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,262 (2.2%) in 2003 as compared to 2002. As a percentage of oil and gas sales, these expenses decreased to 10.5% in 2003 from 14.3% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $16,739,175 or 232.66% of Limited Partners' capital contributions.


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



                                I-E Partnership
                                ---------------

                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------

      Total oil and gas sales increased $1,836,836 (41.4%) in 2003 as compared to 2002. Of this increase, approximately $254,000 and $2,144,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $690,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 5,598 barrels, while volumes of gas sold decreased 254,479 Mcf, respectively, in 2003 as compared to 2002. The increase in volumes of oil sold was primarily due to
(i) an increase in production during 2003 on one significant well due to the successful recompletion of that well in mid 2002 and (ii) a positive prior period volume adjustment made by the purchaser on another significant well in 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period volume adjustment on one significant well in 2002, and (iii) a positive prior period gas balancing adjustment on another significant well in 2002. Average oil and gas prices increased to $27.57 per barrel and $4.89 per Mcf, respectively, in 2003 from $22.80 per barrel and $2.71 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $35,896 (2.6%) in 2003 as compared to 2002. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) a partial reversal in 2002 of approximately $75,000 (due to a partial post-judgment settlement) of a charge previously accrued for this judgment, and (iii) workover expenses incurred on one significant well during 2003. These increases were partially offset by (i) a decrease in lease operating expenses associated with the decrease in volumes of gas sold and (ii) workover expenses incurred on one significant well during 2002. As a percentage of oil and gas sales, these expenses decreased to 22.5% in 2003 from 31.0% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $240,889 (98.1%) in 2003 as compared to 2002. This increase was primarily due to one significant well being fully depleted in 2003 due to the lack of remaining economically recoverable reserves, which increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves at December 31, 2003. As a percentage of oil and gas sales, this expense increased to 7.7% in 2003 from 5.5% in 2002. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2003 and 2002. As a percentage of oil and gas sales, these expenses decreased to 8.2% in 2003 from 11.4% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $68,051,552 or 162.65% of Limited Partners' capital contributions.


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



                                I-F Partnership
                                ---------------
                     Year Ended December 31, 2003 Compared
                        to Year Ended December 31, 2002
                     -------------------------------------


      Total oil and gas sales increased $602,461 (44.1%) in 2003 as compared to 2002. Of this increase, approximately $127,000 and $577,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $131,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,280 barrels, while volumes of gas sold decreased 46,337 Mcf, respectively, in 2003 as compared to 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) a positive prior period gas balancing adjustment on one significant well in 2002, and (iii) a negative prior period volume adjustment made by the purchaser on another significant well in 2003. Average oil and gas prices increased to $27.79 per barrel and $5.08 per Mcf, respectively, in 2003 from $22.47 per barrel and $2.83 per Mcf, respectively, in 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $15,284 (2.9%) in 2003 as compared to 2002. This increase was primarily due to (i) a partial reversal in 2002 of approximately $52,000 (due to a partial post-judgment settlement) of a charge previously accrued for this judgment and (ii) an increase in production taxes associated with the increase in oil and gas sales. These increases were partially offset by a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses decreased to 27.5% in 2003 from 38.5% in 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $13,000 (19.0%) in 2003 as compared to 2002. This increase was primarily due to an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well during 2003. As a percentage of oil and gas sales, this expense decreased to 4.1% in 2003 from 5.0% in 2002. This percentage decrease was primarily due to the increases in average prices of oil and gas sold.

      General and administrative expenses increased $2,587 (1.4%) in 2003 as compared to 2002. As a percentage of oil and gas sales, these expenses decreased to 9.6% in 2003 from 13.7% in 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2003 totaling $21,476,664 or 149.97% of Limited Partners' capital contributions.


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


      Average Sales Prices, Production Volumes and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per barrel of oil equivalent (one barrel of oil or six Mcf of gas) for 2003, 2002, and 2001.

                             2003 Compared to 2002
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship                2003                     2002            % Change
------          ------------------      ------------------   --------------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil    Gas
                -------    -------      -------    -------     -----  -----

 I-D            $28.87     $4.99        $24.79      $2.72       16%    83%
 I-E             27.57      4.89         22.80       2.71       21%    80%
 I-F             27.79      5.08         22.47       2.83       24%    80%



                              Production Volumes
---------------------------------------------------------------------------
 P/ship            2003                     2002               % Change
--------    --------------------    ---------------------    --------------
             Oil          Gas        Oil           Gas        Oil      Gas
            (Bbls)       (Mcf)      (Bbls)        (Mcf)      (Bbls)   (Mcf)
            ------     ---------    ------      ---------    ------   -----

  I-D        3,764      180,252      3,662        232,115      3%     (22%)
  I-E       53,377      981,953     47,779      1,236,432     12%     (21%)
  I-F       23,950      256,653     22,670        302,990      6%     (15%)



                         Average Production Costs per
                           Barrel of Oil Equivalent
                    --------------------------------------
                    P/ship     2003      2002     % Change
                    ------    -----     -----     --------

                     I-D      $5.46     $4.56        20%
                     I-E       6.50      5.42        20%
                     I-F       8.12      7.19        13%

                             2002 Compared to 2001
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship                2002                     2001            % Change
------          ------------------      ------------------   --------------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil    Gas
                -------    -------      -------    -------     -----  -----

 I-D            $24.79      $2.72       $25.58      $3.88       (3%)  (30%)
 I-E             22.80       2.71        24.04       3.95       (5%)  (31%)
 I-F             22.47       2.83        24.27       4.03       (7%)  (30%)



                              Production Volumes
---------------------------------------------------------------------------
 P/ship            2002                     2001               % Change
--------    --------------------    ---------------------    --------------
             Oil          Gas        Oil           Gas        Oil      Gas
            (Bbls)       (Mcf)      (Bbls)        (Mcf)      (Bbls)   (Mcf)
            ------     ---------    ------      ---------    ------   -----

  I-D        3,662       232.115     3,301        231,126      11%      -
  I-E       47,779     1,236,432    42,531      1,256,766      12%    ( 2%)
  I-F       22,670       302,990    20,545        272,161      10%     11%



                         Average Production Costs per
                           Barrel of Oil Equivalent
                    --------------------------------------
                    P/ship     2002      2001     % Change
                    ------    -----     ------    --------

                     I-D      $4.56     $ 5.53     (18%)
                     I-E       5.42       7.17     (24%)
                     I-F       7.19      12.18     (41%)


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2003 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2003 would have the following remaining lives:

                  Partnership       Gas-Years      Oil-Years
                  -----------       ---------      ---------

                      I-D              9.0            16.0
                      I-E              8.6             7.9
                      I-F             10.0             8.2

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease in the oil and gas prices at December 31, 2003 may cause an increase or decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments for any of the Partnerships in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2003, 2002, and 2001, the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas developmental activities, primarily well recompletion and developmental drilling:

               Partnership      2003      2002      2001
               -----------    --------  --------  -------

                  I-D         $ 39,589  $ 18,908  $13,561
                  I-E          201,567   169,433   79,497
                  I-F           92,849    68,426   26,127

While these expenditures may reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2003, 2002, and 2001. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 2003, 2002, and 2001, were as follows:

            Partnership         2003        2002         2001
            -----------       -------     --------     -------

                I-D           $   101     $ 50,469     $ 5,189
                I-E            27,972      165,692      22,262
                I-F            20,097       57,889      42,331

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

      Pursuant to the terms of the Partnership Agreements, the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the third two-year extension period to December 31, 2005. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


      Off-Balance Sheet Arrangements

      The Partnerships do not have any off-balance sheet arrangements.


      Tabular Disclosure of Contractual Obligations

      The Partnerships do not have any contractual obligations of the type required to be disclosed under this heading.


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

      The Deferred Charge on the Balance Sheets included in Item 8 of this Annual Report represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

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

                  Increase in     Increase (Decrease)
                  Capitalized      in Net Income for
                  Cost of Oil        the Change in           Asset
                    and Gas            Accounting          Retirement
Partnership       Properties           Principle           Obligation
-----------       ------------      -----------------      ----------

    I-D             $ 30,000            $1,000             $ 29,000
    I-E              278,000             4,000              274,000
    I-F              119,000           (   300)             119,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2003, the I-D, I-E and I-F Partnerships recognized approximately $2,000, $10,000 and $5,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2003. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 15 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A.    CONTROLS AND PROCEDURES

      As of the end of this period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.


                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name        Age    Position with Geodyne
      ----------------  ---   --------------------------------
      Dennis R. Neill    52   President and Director

      Judy K. Fox        53   Secretary

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


      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner consists of one person and therefore serves as its audit committee. There is not an audit committee financial expert, as defined in the SEC regulations, serving on the General Partner's board of directors.


      Code of Ethics

      The General Partner has adopted a Code of Ethics which applies to all of its executive officers, including those persons who perform the functions of principal executive officer, principal financial officer, and principal accounting officer. The Partnerships will provide, free of charge, a copy of this Code of Ethics to any person upon receipt of a written request mailed to Geodyne Resources, Inc., Investor Services, Samson Plaza, Two West 2nd Street, Tulsa, OK 74103. Such request must include the address to which the Code of Ethics should be mailed.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for 2003, 2002, and 2001, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amount charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements.

            Partnership         2003          2002         2001
            -----------       --------      --------     --------
                I-D           $ 79,944      $ 79,944     $ 79,944
                I-E            464,880       464,880      464,880
                I-F            159,120       159,120      159,120

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2003, 2002, and 2001:



                                                  Salary Reimbursement
                                                     I-D Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2003

                                                                       Long Term Compensation
                                                                -----------------------------------
                                   Annual Compensation                   Awards             Payouts
                              -----------------------------     ------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2001      -           -         -           -               -            -           -
                      2002      -           -         -           -               -            -           -
                      2003      -           -         -           -               -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2001    $44,385       -         -           -               -            -           -
                      2002    $42,690       -         -           -               -            -           -
                      2003    $43,391       -         -           -               -            -           -

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




                                                  Salary Reimbursement
                                                     I-E Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2003

                                                                      Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2001       -          -         -           -               -            -           -
                      2002       -          -         -           -               -            -           -
                      2003       -          -         -           -               -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2001    $258,101      -         -           -               -            -           -
                      2002    $248,246      -         -           -               -            -           -
                      2003    $252,323      -         -           -               -            -           -
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




                                                  Salary Reimbursement
                                                     I-F Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2003

                                                                        Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     -------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2001      -           -         -           -               -            -           -
                      2002      -           -         -           -               -            -           -
                      2003      -           -         -           -               -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2001    $88,343       -         -           -               -            -           -
                      2002    $84,970       -         -           -               -            -           -
                      2003    $86,366       -         -           -               -            -           -
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of March 3, 2004 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                     Number of Units
                                                       Beneficially
                                                      Owned (Percent
          Beneficial Owner                           of Outstanding)
------------------------------------                ------------------

I-D Partnership:
---------------
  Samson Resources Company                            1,929  (26.8%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                    1,929  (26.8%)

I-E Partnership:
---------------
  Samson Resources Company                          11,233  (26.9%)


  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  11,233  (26.9%)

I-F Partnership:
---------------
  Samson Resources Company                           4,447  (31.1%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   4,447  (31.1%)



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


PART IV.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2003 and 2002, each Partnership paid the following audit fees:

                                                  2003        2002
                                                -------     -------

      Year-end audit per engagement letter      $19,250     $17,827
      1st quarter 10-Q review                       750         750
      2nd quarter 10-Q review                       750         750
      3rd quarter 10-Q review                       750         750


      Audit-Related Fees

      During 2003 and 2002 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2003 and 2002 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.

      All Other Fees

      During 2003 and 2002 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Audit Approval

      The Partnerships do not have audit committee pre-approval policies and procedures as described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The Partnerships did not receive any services of the type described in Items 9(e)(2) through 9(e)(4) of Schedule 14A.


      Audit and Related Fees Paid by Affiliates

      The Partnerships' accountants received compensation from other related partnerships managed by the General Partner and from other entities affiliated with the General Partner. This compensation is for audit services, tax related services, and other accounting-related services. The General Partner does not believe this arrangement creates a conflict of interest or impairs the auditors' independence.


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

      (1) Financial Statements: The following financial statements for the

            Geodyne Energy Income Limited Partnership I-D
            Geodyne Energy Income Limited Partnership I-E
            Geodyne Energy Income Limited Partnership I-F

            as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are filed as part of this report:

            Report of Independent Auditors
            Combined Balance Sheets
            Combined Statements of Operations
            Combined Statements of Changes in
                  Partners' Capital (Deficit)
            Combined Statements of Cash Flows
            Notes to Combined Financial Statements

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

 4.7 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.8 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-D.

 4.9 Second Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.10 Third Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.11 Fourth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.12 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D dated November 18, 2003.

 4.13 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.14 Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated March 9, 1989 filed as
            Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.15 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.16 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.17 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.18 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.19 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.20 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003.

 4.21 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.22 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.23 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.24       Fifth  Amendment  to Amended  and  Restated  Certificate  of Limited
            Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E.

 4.25 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.26 Amended and Restated Certificate of Limited Partnership of PaineWebber/Geodyne Energy Income Limited Partnership I-F dated March 9, 1989 filed as Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.27 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.28 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.29 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.30 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.31 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.32 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership I-E.

 4.33 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.34 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.35 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.36       Fifth  Amendment  to  Amended  and Restated   Certificate of Limited
            Partnership dated November 18, 2003, for Geodyne Energy Income Limited Partnership I-F.

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

*10.6 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-D.

 10.7 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.8 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

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

 10.11 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*10.12      Fifth  Amendment  to  Amended and  Restated Agreement of Partnership
            Dated November 18, 2003 for Geodyne Energy Income Production Partnership I-E.

 10.13 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.14 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.15 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.16 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit

            10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.17 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*10.18 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-F.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-D.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-E.

*23.3 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-F.

*31.1       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-D.

*31.2       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-D.

*31.3       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-E.

*31.4       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-E.

*31.5       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-F.

*31.6       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-F.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-D.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-E.

*32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-F.

            All other Exhibits are omitted as inapplicable.

            ----------------------

            *Filed herewith.


(b) Reports on Form 8-K filed during the fourth quarter of 2003:

      Each Partnership filed a Current Report of Form 8-K as follows:

            Date of Event:                November 21, 2003
            Date filed with the SEC:      November 21, 2003
            Items Included:               Item 5 - Other Events
                                          Item 7 - Exhibits

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


                                          March 26, 2004

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

By:   //s//Dennis R. Neill      President and            March 26, 2004
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         March 26, 2004
      -------------------       Officer (Principal
         Craig D. Loseke        Financial and
                                Accounting Officer)

      //s//Judy K. Fox          Secretary                March 26, 2004
      -------------------
         Judy K. Fox

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
GEODYNE PRODUCTION PARTNERSHIP I-D

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-D, an Oklahoma limited partnership, and Geodyne Production Partnership I-D, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 24, 2004

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                            Combined Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------
                                                  2003            2002
                                               ----------      ----------
CURRENT ASSETS:
   Cash and cash equivalents                    $257,054        $171,131
   Accounts receivable:
      Oil and gas sales                          129,047         110,658
                                                 -------         -------
      Total current assets                      $386,101        $281,789

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 391,322         393,450

DEFERRED CHARGE                                   86,567          89,670
                                                 -------         -------
                                                $863,990        $764,909
                                                 =======         =======

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $ 24,251        $ 28,784
   Gas imbalance payable                          28,358          27,206
   Asset retirement obligation-
      current (Note 1)                               252            -
                                                 -------         -------
      Total current liabilities                 $ 52,861        $ 55,990

LONG-TERM LIABILITIES:
   Accrued liability                            $ 35,408        $ 39,024
   Asset retirement obligation
      (Note 1)                                    29,596            -
                                                 -------         -------
      Total long-term liabilities               $ 65,004        $ 39,024

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 23,613)      ($ 22,566)
   Limited Partners, issued and
      outstanding, 7,195 Units                   769,738         692,461
                                                 -------         -------
      Total Partners' capital                   $746,125        $669,895
                                                 -------         -------
                                                $863,990        $764,909
                                                 =======         =======

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       Combined Statements of Operations
             For the Years Ended December 31, 2003, 2002, and 2001


                                       2003           2002           2001
                                    ----------      --------      ----------
REVENUES:
   Oil and gas sales                $1,007,829      $721,807      $  980,513
   Interest income                       1,283         1,384           7,429
   Gain on sale of oil and
     gas properties                       -             -             53,311
                                      --------       -------       ---------
                                    $1,009,112      $723,191      $1,041,253
COSTS AND EXPENSES:
   Lease operating                  $  115,533      $145,559      $  163,712
   Production tax                       69,108        47,739          67,662
   Depreciation, depletion,
      and amortization of oil
      and gas properties                72,583        35,475          66,232
   General and administrative          105,819       103,557         101,920
                                     ---------       -------       ---------
                                    $  363,043      $332,330      $  399,526
                                     ---------       -------       ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                           $  646,069      $390,861      $  641,727

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)               1,099          -               -
                                     ---------       -------       ---------
NET INCOME                          $  647,168      $390,861      $  641,727
                                     =========       =======       =========

GENERAL PARTNER -
   NET INCOME                       $  106,891      $ 63,388      $  104,007
                                     =========       =======       =========

LIMITED PARTNERS -
   NET INCOME                       $  540,277      $327,473      $  537,720
                                     =========       =======       =========

NET INCOME per Unit                 $    75.09      $  45.51      $    74.74
                                     =========       =======       =========

UNITS OUTSTANDING                        7,195         7,195           7,195
                                     =========       =======       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                                    Limited         General
                                   Partners         Partner        Total
                                  ----------      ----------    ----------

Balance, Dec. 31, 2000             $988,268       ($ 11,358)     $976,910
   Net income                       537,720         104,007       641,727
   Cash distributions             ( 799,000)      ( 125,200)    ( 924,200)
                                    -------         -------       -------

Balance, Dec. 31, 2001             $726,988       ($ 32,551)     $694,437
   Net income                       327,473          63,388       390,861
   Cash distributions             ( 362,000)      (  53,403)    ( 415,403)
                                    -------         -------       -------

Balance, Dec. 31, 2002             $692,461       ($ 22,566)     $669,895
   Net income                       540,277         106,891       647,168
   Cash distributions             ( 463,000)      ( 107,938)    ( 570,938)
                                    -------         -------       -------

Balance, Dec. 31, 2003             $769,738       ($ 23,613)     $746,125
                                    =======         =======       =======


              The accompanying notes are an integral part of these
                         combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2003, 2002, and 2001

                                        2003           2002           2001
                                     ----------     ----------     ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $647,168       $390,861       $641,727
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                    (   1,099)          -              -
      Depreciation, depletion,
         and amortization of oil
         and gas properties             72,583         35,475         66,232
      Gain on sale of oil and
         gas properties                   -              -         (  53,311)
      Settlement of asset
         retirement obligation       (      20)          -              -
      (Increase) decrease in
         accounts receivable - oil
         and gas sales               (  18,389)     (  49,435)       177,344
      Decrease in deferred
         charge                          3,103          8,763         23,558
      Increase (decrease) in
         accounts payable            (   4,533)        18,698          1,440
      Increase (decrease) in gas
         imbalance payable               1,152            105      (  10,527)
      Increase (decrease) in
         accrued liability           (   3,616)         1,654      (   3,787)
                                       -------        -------        -------
   Net cash provided by
      operating activities            $696,349       $406,121       $842,676
                                       -------        -------        -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($ 39,589)     ($ 18,908)     ($ 13,561)
   Proceeds from sale of
      oil and gas properties               101         50,469          5,189
                                       -------        -------        -------
   Net cash provided (used) by
      investing activities           ($ 39,488)      $ 31,561      ($  8,372)
                                       -------        -------        -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($570,938)     ($415,403)     ($924,200)
                                       -------        -------        -------
   Net cash used by financing
      activities                     ($570,938)     ($415,403)     ($924,200)
                                       -------        -------        -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $ 85,923       $ 22,279      ($ 89,896)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              171,131        148,852        238,748
                                       -------        -------        -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $257,054       $171,131       $148,852
                                       =======        =======        =======


              The accompanying notes are an integral part of these
                         combined financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE PRODUCTION PARTNERSHIP I-E

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Production Partnership I-E, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.






                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 24, 2004

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                            Combined Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------
                                                   2003            2002
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,541,576      $1,098,557
   Accounts receivable:
      Oil and gas sales                            806,189         700,458
                                                 ---------       ---------
      Total current assets                      $2,347,765      $1,799,015

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,200,076       2,206,391

DEFERRED CHARGE                                    455,095         480,060
                                                 ---------       ---------
                                                $5,002,936      $4,485,466
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  240,583      $  228,879
   Accrued liability - other (Note 1)               88,892          88,892
   Gas imbalance payable                            92,999         105,422
   Asset retirement obligation-
      current (Note 1)                               5,347            -
                                                 ---------       ---------
      Total current liabilities                 $  427,821      $  423,193

LONG-TERM LIABILITIES:
   Accrued liability                            $  186,239      $  204,802
   Asset retirement obligation (Note 1)            275,883            -
                                                 ---------       ---------
      Total long-term liabilities               $  462,122      $  204,802

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   99,284)    ($   92,930)
   Limited Partners, issued and
      outstanding, 41,839 Units                  4,212,277       3,950,401
                                                 ---------       ---------
      Total Partners' capital                   $4,112,993      $3,857,471
                                                 ---------       ---------
                                                $5,002,936      $4,485,466
                                                 =========       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       Combined Statements of Operations
             For the Years Ended December 31, 2003, 2002, and 2001

                                        2003          2002           2001
                                    ----------     ----------     ----------

REVENUES:
   Oil and gas sales                $6,276,765     $4,439,929     $5,986,774
   Interest income                       8,597          8,216         41,845
   Gain on sale of oil and
      gas properties                    21,072           -           170,298
                                     ---------      ---------      ---------
                                    $6,306,434     $4,448,145     $6,198,917
COSTS AND EXPENSES:
   Lease operating                  $1,036,463     $1,107,171     $1,414,687
   Production tax                      374,408        267,804        392,616
   Depreciation, depletion,
      and amortization of oil
      and gas properties               486,390        245,501        920,139
   General and administrative          512,062        508,263        502,480
                                     ---------      ---------      ---------
                                    $2,409,323     $2,128,739     $3,229,922
                                     ---------      ---------      ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                           $3,897,111     $2,319,406     $2,968,995

   Cumulative effect of
      change in accounting for
      asset retirement
      obligations (Note 1)               4,178           -              -
                                     ---------      ---------      ---------
NET INCOME                          $3,901,289     $2,319,406     $2,968,995
                                     =========      =========      =========

GENERAL PARTNER -
   NET INCOME                       $  651,413     $  381,049     $  566,576
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $3,249,876     $1,938,357     $2,402,419
                                     =========      =========      =========

NET INCOME per Unit                 $    77.68     $    46.33     $    57.42
                                     =========      =========      =========

UNITS OUTSTANDING                       41,839         41,839         41,839
                                     =========      =========      =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                                 Limited          General
                                Partners          Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 2000         $5,997,625       ($ 25,660)     $5,971,965
   Net income                   2,402,419         566,576       2,968,995
   Cash distributions         ( 4,645,000)      ( 724,624)    ( 5,369,624)
                                ---------         -------       ---------

Balance, Dec. 31, 2001         $3,755,044       ($183,708)     $3,571,336
   Net income                   1,938,357         381,049       2,319,406
   Cash distributions         ( 1,743,000)      ( 290,271)    ( 2,033,271)
                                ---------         -------       ---------

Balance, Dec. 31, 2002         $3,950,401       ($ 92,930)     $3,857,471
   Net income                   3,249,876         651,413       3,901,289
   Cash distributions         ( 2,988,000)      ( 657,767)    ( 3,645,767)
                                ---------         -------       ---------

Balance, Dec. 31, 2003         $4,212,277       ($ 99,284)     $4,112,993
                                =========         =======       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2003, 2002, and 2001

                                        2003           2002           2001
                                    ------------   ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                        $3,901,289     $2,319,406     $2,968,995
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                   (     4,178)         -              -
      Depreciation, depletion,
         and amortization of oil
         and gas properties             486,390        245,501        920,139
      Gain on sale of oil and
         gas properties             (    21,072)          -       (   170,298)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales          (   105,731)   (   235,049)       854,940
      Decrease in deferred
         charge                          24,965         62,049        133,138
      Increase in accounts
         payable                         11,704        129,078         28,688
      Increase (decrease) in
         accrued liability -
         other                             -       (   157,093)       245,985
      Increase (decrease) in gas
         imbalance payable          (    12,423)         5,957    (    59,537)
      Decrease in accrued
         liability                  (    18,563)   (    14,515)   (    24,498)
                                      ---------      ---------      ---------
   Net cash provided by
      operating activities           $4,262,381     $2,355,334     $4,897,552
                                      ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures             ($  201,567)   ($  169,433)   ($   79,497)
   Proceeds from sale of
      oil and gas properties             27,972        165,692         22,262
                                      ---------      ---------      ---------
   Net cash used by
      investing activities          ($  173,595)   ($    3,741)   ($   57,235)
                                      ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions               ($3,645,767)   ($2,033,271)   ($5,369,624)
                                      ---------      ---------      ---------
   Net cash used by financing
      activities                    ($3,645,767)   ($2,033,271)   ($5,369,624)
                                      ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS              $  443,019     $  318,322    ($  529,307)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD             1,098,557        780,235      1,309,542
                                      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                  $1,541,576     $1,098,557     $  780,235
                                      =========      =========      =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                        REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE PRODUCTION PARTNERSHIP I-F

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Production Partnership I-F, an Oklahoma general partnership, at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1 of Notes to Combined Financial Statements under the heading "New Accounting Pronouncements," effective January 1, 2003 the Partnerships changed the manner in which they account for asset retirement obligations.






                                    PricewaterhouseCoopers LLP




Tulsa, Oklahoma
March 24, 2004

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                            Combined Balance Sheets
                          December 31, 2003 and 2002

                                    ASSETS
                                    ------
                                                   2003            2002
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  513,327      $  316,892
   Accounts receivable:
      Oil and gas sales                            262,908         240,861
                                                 ---------       ---------
      Total current assets                      $  776,235      $  557,753

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method                    811,852         683,746

DEFERRED CHARGE                                    347,840         345,903
                                                 ---------       ---------
                                                $1,935,927      $1,587,402
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  112,239      $   91,775
   Accrued liability - other (Note 1)               62,225          62,225
   Gas imbalance payable                            30,890          34,038
   Asset retirement obligation -
      current (Note 1)                               3,481            -
                                                 ---------       ---------
      Total current liabilities                 $  208,835      $  188,038

LONG-TERM LIABILITIES:
   Accrued liability                            $  151,391      $  159,521
   Asset retirement obligation (Note 1)            118,854            -
                                                 ---------       ---------
      Total long-term liabilities               $  270,245      $  159,521

PARTNERS' CAPITAL (DEFICIT):
  General Partner                              ($   13,564)    ($   15,418)
  Limited Partners, issued and
    outstanding, 14,321 Units                    1,470,411       1,255,261
                                                 ---------       ---------
    Total Partners' capital                     $1,456,847      $1,239,843
                                                 ---------       ---------
                                                $1,935,927      $1,587,402
                                                 =========       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       Combined Statements of Operations
             For the Years Ended December 31, 2003, 2002, and 2001

                                       2003           2002           2001
                                   ------------    ----------     ----------
REVENUES:
   Oil and gas sales                $1,968,666     $1,366,205     $1,594,591
   Interest income                       2,605          2,132         11,379
   Gain on sale of oil and
      gas properties                    14,766           -            93,970
                                     ---------      ---------      ---------
                                    $1,986,037     $1,368,337     $1,699,940
COSTS AND EXPENSES:
   Lease operating                  $  439,037     $  451,076     $  706,599
   Production tax                      102,675         75,352         96,381
   Depreciation, depletion,
      and amortization of oil
      and gas properties                81,429         68,429        336,780
   General and administrative          189,397        186,810        184,296
                                     ---------      ---------      ---------
                                    $  812,538     $  781,667     $1,324,056
                                     ---------      ---------      ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                           $1,173,499     $  586,670     $  375,884

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)         (       318)          -              -
                                     ---------      ---------      ---------
NET INCOME                          $1,173,181     $  586,670     $  375,884
                                     =========      =========      =========

GENERAL PARTNER  -
   NET INCOME                       $  187,031     $   97,261     $   96,425
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $  986,150     $  489,409     $  279,459
                                     =========      =========      =========

NET INCOME per Unit                 $    68.86     $    34.17     $    19.51
                                     =========      =========      =========

UNITS OUTSTANDING                       14,321         14,321         14,321
                                     =========      =========      =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2003, 2002, and 2001


                                   Limited        General
                                  Partners        Partner          Total
                                ------------    ----------     ------------

Balance, Dec. 31, 2000           $1,968,393      $  7,531       $1,975,924
   Net income                       279,459        96,425          375,884
   Cash distributions           ( 1,232,000)    ( 153,038)     ( 1,385,038)
                                  ---------       -------        ---------

Balance, Dec. 31, 2001           $1,015,852     ($ 49,082)      $  966,770
   Net income                       489,409        97,261          586,670
   Cash distributions           (   250,000)    (  63,597)     (   313,597)
                                  ---------       -------        ---------

Balance, Dec. 31, 2002           $1,255,261     ($ 15,418)      $1,239,843
   Net income                       986,150       187,031        1,173,181
   Cash distributions           (   771,000)    ( 185,177)     (   956,177)
                                  ---------      --------        ---------

Balance, Dec. 31, 2003           $1,470,411     ($ 13,564)      $1,456,847
                                  =========       =======        =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2003, 2002, and 2001

                                       2003            2002             2001
                                   ------------     ----------      ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,173,181       $586,670        $  375,884
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                          318           -                 -
      Depreciation, depletion,
         and amortization of oil
         and gas properties             81,429         68,429           336,780
      Gain on sale of oil
         and gas properties        (    14,766)          -          (    93,970)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales         (    22,047)     ( 102,328)          220,945
      (Increase) decrease in
         deferred charge           (     1,937)        50,654            67,634
      Increase in accounts
         payable                        20,464         43,219            15,564
      Increase (decrease) in
         accrued liability -
         other                            -         ( 109,965)          172,190
      Increase (decrease) in gas
         imbalance payable         (     3,148)         1,878       (    35,348)
      Decrease in accrued
         liability                 (     8,130)     (  11,919)      (    14,080)
                                     ---------        -------         ---------
  Net cash provided by
      operating activities          $1,225,364       $526,638        $1,045,599
                                     ---------        -------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   92,849)     ($ 68,426)      ($   26,127)
   Proceeds from sale of
      oil and gas properties            20,097         57,889            42,331
                                     ---------        -------         ---------
   Net cash provided (used)
      by investing activities      ($   72,752)     ($ 10,537)       $   16,204
                                     ---------        -------         ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($  956,177)     ($313,597)      ($1,385,038)
                                     ---------        -------         ---------
   Net cash used by financing
      activities                   ($  956,177)     ($313,597)      ($1,385,038)
                                     ---------        -------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS        $  196,435       $202,504       ($  323,235)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              316,892        114,388           437,623
                                     ---------        -------         ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  513,327       $316,892        $  114,388
                                     =========        =======         =========


              The accompanying notes are an integral part of these
                         combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
                  Notes to the Combined Financial Statements
             For the Years Ended December 31, 2003, 2002, and 2001


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

      The Partnerships' original termination date under their partnership agreements was December 31, 1999. The General Partner has extended the terms of the Partnerships for their third two-year period to December 31, 2005 pursuant to its right to extend the term of each Partnership for up to five periods of two years each.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner."

      An affiliate of the General Partner owned the following Units at December 31, 2003:

                               Number of        Percent of
            Partnership       Units Owned    Outstanding Units
            -----------       -----------    -----------------
               I-D               1,878             26.1%
               I-E              11,204             26.8%
               I-F               4,442             31.0%

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

----------
(1) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 85.8586% to the limited partnership and 14.1414% to the managing partner. The 85.8586% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited
      Partners are allocated 85% of such costs and the General Partner is allocated 15% of such costs.


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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2003, 2002, and 2001, were as follows:

            Partnership        2003        2002        2001
            -----------       -----       -----       -----

                I-D           $2.15       $ .84       $1.58
                I-E            2.24         .97        3.65
                I-F            1.22         .94        5.11

      When complete units of depreciable property are retired or sold, the asset cost, related accumulated depreciation, and remaining asset retirement obligation, are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level.

If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2003. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average annual production costs per Mcf. At December 31, 2003 and 2002, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2003                       2002
                         ---------------------     ----------------------
      Partnership          Mcf         Amount        Mcf          Amount
      -----------        -------      --------     -------       --------

          I-D            164,858      $ 86,567     170,767       $ 89,670
          I-E            683,121       455,095     720,594        480,060
          I-F            283,512       347,840     281,933        345,903


      Accrued Liability - Other

      The Accrued Liability - Other at December 31, 2003 and 2002 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average annual production costs per Mcf. At December 31, 2003 and 2002, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2003                      2002
                        ----------------------     --------------------
      Partnership         Mcf          Amount        Mcf        Amount
      -----------       -------       --------     -------     --------

          I-D            67,430       $ 35,408      74,316     $ 39,024
          I-E           279,554        186,239     307,418      204,802
          I-F           123,393        151,391     130,019      159,521


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December 31, 2003 and 2002 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:


                               2003                        2002
                         ------------------         ------------------
      Partnership         Mcf        Amount          Mcf       Amount
      -----------        ------     -------         ------    --------

          I-D            18,905     $28,358         18,137    $ 27,206
          I-E            61,999      92,999         70,281     105,422
          I-F            20,593      30,890         22,692      34,038

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


      Use of Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, the asset retirement obligations, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note 4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


      New Accounting Pronouncements

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnerships:

                                    Increase
                   Increase in   (Decrease) in
                   Capitalized   Net Income for
                   Cost of Oil   the Change in         Asset
                    and Gas       Accounting         Retirement
Partnership        Properties      Principle         Obligation
-----------       ------------    --------------     ----------

    I-D             $ 30,000         $1,000           $ 29,000
    I-E              278,000          4,000            274,000
    I-F              119,000        (   300)           119,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2003, the I-D, I-E, and I-F Partnerships recognized approximately $2,000, $10,000, and $5,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the year ended December 31, 2003 are as shown below.

                                 I-D Partnership
                                 ---------------
                                                                     2003
                                                                  ----------
Total Asset Retirement Obligation, January 1, 2003                 $ 29,376
Settlements and Disposals                                         (   1,196)
Accretion Expense                                                     1,668
                                                                    -------
Total Asset Retirement Obligation, December 31, 2003               $ 29,848
                                                                    =======
Asset Retirement Obligation - Current                              $    252
Asset Retirement Obligation - Long-Term                              29,596

                                 I-E Partnership
                                 ---------------
                                                                     2003
                                                                  ----------
Total Asset Retirement Obligation, January 1, 2003                 $273,582
Additions and Revisions                                                  10
Settlements and Disposals                                         (   2,317)
Accretion Expense                                                     9,955
                                                                    -------
Total Asset Retirement Obligation, December 31, 2003               $281,230
                                                                    =======
Asset Retirement Obligation - Current                              $  5,347
Asset Retirement Obligation - Long-Term                             275,883


                                 I-F Partnership
                                 ---------------
                                                                     2003
                                                                  ----------
Total Asset Retirement Obligation, January 1, 2003                 $119,428
Additions and Revisions                                                   6
Settlements and Disposals                                         (   1,621)
Accretion Expense                                                     4,522
                                                                    -------
Total Asset Retirement Obligation, December 31, 2003               $122,335
                                                                    =======
Asset Retirement Obligation - Current                              $  3,481
Asset Retirement Obligation - Long-Term                             118,854

      Had FAS No. 143 been adopted at January 1, 2001 the amount of the asset retirement obligation at that date and at December 31, 2001 and 2002 would not have been materially different from the amount recorded at January 1, 2003. If this accounting policy had been in effect January 1, 2002, the proforma impact for the I-D, I-E, and I-F Partnerships during the year ended December 31, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $1,000, $10,000, and $5,000, respectively. If this accounting policy had been in effect January 1, 2001, the proforma impact for the I-D, I-E, and I-F Partnerships during the year ended December 31, 2001 would have been an increase in depreciation, depletion, and amortization expense of approximately $1,000, $31,000,and $12,000, respectively.


      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.

2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2003, 2002, and 2001:

            Partnership         2003         2002         2001
            -----------       --------     --------     --------

                I-D           $ 79,944     $ 79,944     $ 79,944
                I-E            464,880      464,880      464,880
                I-F            159,120      159,120      159,120

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

3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2003, 2002, and 2001:

Partnership             Purchaser                     Percentage
-----------       ---------------------         --------------------------
                                                2003      2002     2001
                                                -----     -----    -----
      I-D         Chevron USA Inc.
                    ("Chevron")                 26.1%       -        -
                  Duke Energy Field
                    Services ("Duke")           20.4%     17.0%    14.4%
                  Enogex Services
                    Corporation                 12.9%       -        -
                  Sid Richardson Carbon
                    & Gas ("Richardson")        11.2%     14.2%    21.5%
                  Cinergy Marketing
                    Company ("Cinergy")         10.5%       -        -
                  El Paso Energy Marketing
                    Company ("El Paso")           -       45.2%    41.5%


      I-E         Chevron                       23.2%       -        -
                  Duke                          11.4%       -        -
                  BP America Production
                    Company ("BP America")      11.2%       -        -
                  Cinergy                       10.9%       -        -
                  Richardson                    10.8%     13.5%    21.8%
                  El Paso                         -       39.1%    38.6%


      I-F         Cinergy                       16.9%       -        -
                  Duke                          13.8%     12.3%    12.6%
                  BP America                    12.5%     11.2%      -
                  El Paso                         -       29.5%    31.8%

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

      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2003 and 2002 were as follows:


                                I-D Partnership
                                ---------------

                                               2003              2002
                                          ------------      ------------

            Proved properties              $ 3,692,378       $ 4,597,613

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             (  3,301,056)     (  4,204,163)
                                             ---------        ----------

            Net oil and gas
               properties                  $   391,322       $   393,450
                                            ==========        ==========


                                I-E Partnership
                                ---------------

                                               2003              2002
                                          -------------     -------------

            Proved properties              $25,637,358       $26,599,947

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 23,437,282)     ( 24,393,556)
                                            ----------        ----------

            Net oil and gas
               properties                  $ 2,200,076       $ 2,206,391
                                            ==========        ==========

                                I-F Partnership
                                ---------------

                                               2003              2002
                                           ------------      ------------

            Proved properties               $7,969,907        $7,920,419

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance              ( 7,158,055)      ( 7,236,673)
                                             ---------         ---------

            Net oil and gas
               properties                   $  811,852        $  683,746
                                             =========         =========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2003, 2002, and 2001. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2003, 2002, and 2001 were as follows:

         Partnership        2003(1)      2002          2001
         -----------      --------     --------      -------
             I-D          $ 39,589     $ 18,908      $13,561
             I-E           201,567      169,433       79,497
             I-F            92,849       68,426       26,127

         ----------

         (1) Excludes the estimated asset retirement costs for the I-D, I-E, and I-F Partnerships of approximately $16,000, $168,000 and $73,000, respectively, recorded as part of the FAS No. 143 implementation.

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 2003, 2002, and 2001, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                                I-D Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 2000                57,844           1,444,258
   Production                               (  3,301)         (  231,126)
   Sales of minerals in place               (      8)         (   22,953)
   Extensions and discoveries                  1,097              19,130
   Revisions of previous
      estimates                             (  4,495)             94,003
                                             -------           ---------

Proved reserves, Dec. 31, 2001                51,137           1,303,312
   Production                               (  3,662)         (  232,115)
   Extensions and discoveries                  6,461               3,211
   Revisions of previous
      estimates                                2,597             241,311
                                             -------           ---------

Proved reserves, Dec. 31, 2002                56,533           1,315,719
   Production                               (  3,764)         (  180,252)
   Extensions and discoveries                  6,068               9,173
   Revisions of previous
      estimates                                1,537             473,557
                                             -------           ---------

Proved reserves, Dec. 31, 2003                60,374           1,618,197
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 2001                          51,137           1,303,312
                                             =======           =========
   December 31, 2002                          56,533           1,315,719
                                             =======           =========
   December 31, 2003                          60,374           1,618,197
                                             =======           =========

                                I-E Partnership
                                ---------------

                                              Crude              Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 2000               439,075           7,542,594
   Production                               ( 42,531)         (1,256,766)
   Sales of minerals in place                   -             (   72,954)
   Extensions and discoveries                  8,897             107,330
   Revisions of previous
      estimates                             ( 71,650)            268,287
                                             -------           ---------

Proved reserves, Dec. 31, 2001               333,791           6,588,491
   Production                               ( 47,779)         (1,236,432)
   Extensions and discoveries                 58,912              49,272
   Revisions of previous
      estimates                               76,419           1,373,743
                                             -------           ---------

Proved reserves, Dec. 31, 2002               421,343           6,775,074
   Production                               ( 53,377)         (  981,953)
   Sales of minerals in place               (  5,910)         (   41,723)
   Extensions and discoveries                 29,362              35,113
   Revisions of previous
      estimates                               30,578           2,674,473
                                             -------           ---------

Proved reserves, Dec. 31, 2003               421,996           8,460,984
                                             =======           =========


PROVED DEVELOPED RESERVES:

   December 31, 2001                         333,791           6,588,491
                                             =======           =========
   December 31, 2002                         421,343           6,775,074
                                             =======           =========
   December 31, 2003                         421,996           8,460,984
                                             =======           =========

                                I-F Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 2000               210,878           2,598,127
   Production                               ( 20,545)         (  272,161)
   Sales of minerals in place                   -             (   25,093)
   Extensions and discoveries                  5,124               7,026
   Revisions of previous
      estimates                             ( 34,420)            140,472
                                             -------           ---------

Proved reserves, Dec. 31, 2001               161,037           2,448,371
   Production                               ( 22,670)         (  302,990)
   Extensions and discoveries                 20,129              15,510
   Revisions of previous
      estimates                               42,401             173,741
                                             -------           ---------

Proved reserves, Dec. 31, 2002               200,897           2,334,632
   Production                               ( 23,950)         (  256,653)
   Sales of minerals in place               (  4,135)         (   29,207)
   Extensions and discoveries                 12,178              14,777
   Revisions of previous
      estimates                               12,274             521,725
                                             -------           ---------

Proved reserves, Dec. 31, 2003               197,264           2,585,274
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 2001                         161,037           2,448,371
                                             =======           =========
   December 31, 2002                         200,897           2,334,632
                                             =======           =========
   December 31, 2003                         197,264           2,585,274
                                             =======           =========


5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2003 and 2002 are as follows:

                                 I-D Partnership
                                 ---------------

                                                2003
                         -------------------------------------------------
                           First        Second         Third       Fourth
                          Quarter       Quarter       Quarter      Quarter
                         --------      --------      --------     --------

Total Revenues           $269,504      $295,915      $247,413     $196,280
Gross Profit (1)          202,767       250,714       207,995      162,995
Net Income                162,574       214,238       174,365       95,991
Limited Partners'
   Net Income
   Per Unit                 19.06         25.16         20.41        10.46

                                                2002
                         -----------------------------------------------------
                           First        Second         Third       Fourth
                          Quarter       Quarter       Quarter      Quarter
                         --------      --------      --------     --------

Total Revenues           $152,830      $202,372      $177,670     $190,319
Gross Profit (1)           96,985       161,285       140,193      131,430
Net Income                 49,422       123,104       106,586      111,749
Limited Partners'
   Net Income
   Per Unit                  5.59         14.30         12.39        13.23



--------------------
(1) Total revenues less oil and gas production expenses.

                                 I-E Partnership
                                 ---------------

                                                2003
                         -------------------------------------------------------
                           First         Second        Third        Fourth
                          Quarter        Quarter      Quarter       Quarter
                         ----------     ----------  ----------     ----------

Total Revenues           $1,584,329    $1,968,948    $1,461,808   $1,291,349
Gross Profit (1)          1,152,953     1,641,605     1,159,571      941,434
Net Income                  955,314     1,473,512       953,125      519,338
Limited Partners'
   Net Income
   Per Unit                   19.20         29.81         19.12         9.55

                                                2002
                         -------------------------------------------------------
                            First       Second         Third       Fourth
                           Quarter      Quarter       Quarter      Quarter
                         ----------    ----------    ----------   ----------

Total Revenues           $  908,818    $1,164,228    $1,125,364   $1,249,735
Gross Profit (1)            526,213       893,932       828,811      824,214
Net Income                  284,491       679,251       658,011      697,653
Limited Partners'
   Net Income
   Per Unit                    5.45         13.50         13.22        14.16





--------------------
(1) Total revenues less oil and gas production expenses.

                                 I-F Partnership
                                 ---------------

                                                2003
                         -------------------------------------------------
                           First        Second         Third       Fourth
                          Quarter       Quarter       Quarter      Quarter
                         --------      --------      --------     --------

Total Revenues           $540,240      $556,376      $450,748     $438,673
Gross Profit(1)           389,495       428,456       333,155      293,219
Net Income                314,430       365,487       258,193      235,071
Limited Partners'
   Net Income
   Per Unit                 18.45         21.57         15.04        13.80

                                                2002
                         -------------------------------------------------
                          First        Second         Third       Fourth
                          Quarter      Quarter       Quarter      Quarter
                         --------      --------      --------     --------

Total Revenues           $243,448      $376,385      $358,156     $390,348
Gross Profit (1)          148,084       253,496       238,238      202,091
Net Income                 66,934       184,857       190,712      144,167
Limited Partners'
   Net Income
   Per Unit                  3.74         10.74         11.29         8.40






--------------------
(1) Total revenues less oil and gas production expenses.

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

 4.7 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.7 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.8 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-D.

 4.9 Second Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.10 Third Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.11 Fourth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.12 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D dated November 18, 2003.

 4.13 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.14 Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated March 9, 1989 filed as
            Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.15 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.16 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.17 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.18 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.19 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.20 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003.

 4.21 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.22 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for

            Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.23 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.24 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E.

 4.25 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.26 Amended and Restated Certificate of Limited Partnership of PaineWebber/Geodyne Energy Income Limited Partnership I-F dated March 9, 1989 filed as Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.27 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.28 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.29 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form

            10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.30 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.31 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.32 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership I-E.

 4.33 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.34 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.35 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*4.36 Fifth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for Geodyne Energy Income Limited Partnership I-F.

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

*10.6 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-D.

 10.7 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.8 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

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

 10.11 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*10.12 Fifth Amendment to Amended and Restated Agreement of Partnership Dated November 18, 2003 for Geodyne Energy Income Production Partnership I-E.

 10.13 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.14 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.15 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.16 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.17 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

*10.18 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-F.

*23.1 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-D.

*23.2 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-E.

*23.3 Consent of Ryder Scott Company, L.P. for the Geodyne Energy Income Limited Partnership I-F.

*31.1       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-D.

*31.2       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-D.

*31.3       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-E.

*31.4       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-E.

*31.5       Certification    by   Dennis    R.    Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-F.

*31.6       Certification    by   Craig    D.    Loseke    required    by   Rule
            13a-14(a)/15d-14(a)   for  the   Geodyne   Energy   Income   Limited
            Partnership I-F.

*32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-D.

*32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-E.

*32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-F.

            All other Exhibits are omitted as inapplicable.

            ----------------------

            *Filed herewith.