Form 10-Q
period 2004-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2004-05-12
CIK 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2004


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
                                   (Unaudited)

                                     ASSETS
                                                March 31,      December 31,
                                                  2004             2003
                                               -----------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $208,856         $257,054
   Accounts receivable:
      Oil and gas sales                           137,929          129,047
                                                 --------         --------
        Total current assets                     $346,785         $386,101

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  387,621          391,322

DEFERRED CHARGE                                    86,567           86,567
                                                 --------         --------
                                                 $820,973         $863,990
                                                 ========         ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $ 18,376         $ 24,251
   Gas imbalance payable                           28,358           28,358
   Asset retirement obligation - current
      (Note 1)                                        830              252
                                                 --------         --------
        Total current liabilities                $ 47,564         $ 52,861

LONG-TERM LIABILITIES:
   Accrued liability                             $ 35,408         $ 35,408
   Asset retirement obligation
      (Note 1)                                     29,305           29,596
                                                 --------         --------
      Total long-term liabilities                $ 64,713         $ 65,004

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($ 20,627)       ($ 23,613)
   Limited Partners, issued and
      outstanding, 7,195 units                    729,323          769,738
                                                 --------         --------
        Total Partners' capital                  $708,696         $746,125
                                                 --------         --------
                                                 $820,973         $863,990
                                                 ========         ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                               --------          --------

REVENUES:
   Oil and gas sales                           $218,478          $268,704
   Interest income                                  198               282
                                               --------          --------
                                               $218,676          $268,986

COSTS AND EXPENSES:
   Lease operating                             $ 35,122          $ 47,726
   Production tax                                15,250            18,493
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,510             9,534
   General and administrative
      (Note 2)                                   27,139            31,758
                                               --------          --------
                                               $ 85,021          $107,511
                                               --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $133,655          $161,475

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                            -             1,099
                                               --------          --------

NET INCOME                                     $133,655          $162,574
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 21,070          $ 25,452
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $112,585          $137,122
                                               ========          ========
NET INCOME per unit                            $  15.65          $  19.06
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========










            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                  2004              2003
                                               ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $133,655          $162,574
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                           -         (   1,099)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 7,510             9,534
      Settlement of asset retirement
        obligation                                     -         (     518)
      Increase in accounts receivable -
        oil and gas sales                      (   8,882)        (  86,525)
      Increase (decrease) in accounts
        payable                                (   7,586)           20,341
                                                --------          --------
Net cash provided by operating
   activities                                   $124,697          $104,307
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  1,815)        ($  6,625)
   Proceeds from sale of oil and
      gas properties                                   4                30
                                                --------          --------
Net cash used by investing
   activities                                  ($  1,811)        ($  6,595)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($171,084)        ($115,360)
                                                --------          --------
Net cash used by financing activities          ($171,084)        ($115,360)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 48,198)        ($ 17,648)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           257,054           171,131
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $208,856          $153,483
                                                ========          ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,282,673        $1,541,576
   Accounts receivable:
      Oil and gas sales                          881,233           806,189
                                              ----------        ----------
        Total current assets                  $2,163,906        $2,347,765

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,161,768         2,200,076

DEFERRED CHARGE                                  455,095           455,095
                                              ----------        ----------
                                              $4,780,769        $5,002,936
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  179,400        $  240,583
   Accrued liability - other (Note 1)             88,892            88,892
   Gas imbalance payable                          92,999            92,999
   Asset retirement obligation -
      current                                      8,774             5,347
                                              ----------        ----------
        Total current liabilities             $  370,065        $  427,821

LONG-TERM LIABILITIES:
   Accrued liability                          $  186,239        $  186,239
   Asset retirement obligation
      (Note 1)                                   274,208           275,883
                                              ----------        ----------
        Total long-term liabilities           $  460,447        $  462,122

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   75,578)      ($   99,284)
   Limited Partners, issued and
      outstanding, 41,839 units                4,025,835         4,212,277
                                              ----------        ----------
        Total Partners' capital               $3,950,257        $4,112,993
                                              ----------        ----------
                                              $4,780,769        $5,002,936
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                 2004             2003
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,376,237       $1,582,451
   Interest income                                 1,263            1,878
                                              ----------       ----------
                                              $1,377,500       $1,584,329

COSTS AND EXPENSES:
   Lease operating                            $  311,232       $  329,628
   Production tax                                 88,290          101,748
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  56,071           68,783
   General and administrative
      (Note 2)                                   129,885          133,034
                                              ----------       ----------
                                              $  585,478       $  633,193
                                              ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  792,022       $  951,136

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -            4,178
                                              ----------       ----------

NET INCOME                                    $  792,022       $  955,314
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  126,464       $  152,060
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  665,558       $  803,254
                                              ==========       ==========
NET INCOME per unit                           $    15.91       $    19.20
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========










            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)
                                                    2004            2003
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  792,022      $  955,314
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -     (     4,178)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   56,071          68,783
      Increase in accounts receivable -
        oil and gas sales                       (    75,044)    (   473,071)
      Increase (decrease) in accounts
        payable                                 (    69,374)         27,393
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $  703,675      $  574,241
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($    7,820)    ($   34,351)
   Proceeds from the sale of oil and
      gas properties                                      -           1,698
                                                 ----------      ----------
Net cash used by investing activities           ($    7,820)    ($   32,653)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  954,758)    ($  695,337)
                                                 ----------      ----------
Net cash used by financing activities           ($  954,758)    ($  695,337)
                                                 ----------      ----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($  258,903)    ($  153,749)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,541,576       1,098,557
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,282,673      $  944,808
                                                 ==========      ==========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  464,403        $  513,327
   Accounts receivable:
      Oil and gas sales                          288,215           262,908
                                              ----------        ----------
        Total current assets                  $  752,618        $  776,235

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 798,166           811,852

DEFERRED CHARGE                                  347,840           347,840
                                              ----------        ----------
                                              $1,898,624        $1,935,927
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   88,858        $  112,239
   Accrued liability - other (Note 1)             62,225            62,225
   Gas imbalance payable                          30,890            30,890
   Asset retirement obligation -
      current                                      4,948             3,481
                                              ----------        ----------
        Total current liabilities             $  186,921        $  208,835

LONG-TERM LIABILITIES:
   Accrued liability                          $  151,391        $  151,391
   Asset retirement obligation
      (Note 1)                                   118,210           118,854
                                              ----------        ----------
        Total long-term liabilities           $  269,601        $  270,245

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($    6,281)      ($   13,564)
   Limited Partners, issued and
      outstanding, 14,321 units                1,448,383         1,470,411
                                              ----------        ----------
        Total Partners' capital               $1,442,102        $1,456,847
                                              ----------        ----------
                                              $1,898,624        $1,935,927
                                              ==========        ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                               --------         ----------

REVENUES:
   Oil and gas sales                           $460,173          $539,662
   Interest income                                  400               578
                                               --------          --------
                                               $460,573          $540,240

COSTS AND EXPENSES:
   Lease operating                             $114,779          $117,659
   Production tax                                27,444            33,086
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 21,869            22,155
   General and administrative
      (Note 2)                                   48,277            52,592
                                               --------          --------
                                               $212,369          $225,492
                                               --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $248,204          $314,748

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                            -         (     318)
                                               --------          --------

NET INCOME                                     $248,204          $314,430
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 40,232          $ 50,224
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $207,972          $264,206
                                               ========          ========
NET INCOME per unit                            $  14.52          $  18.45
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========










            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)
                                                     2004          2003
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $248,204      $314,430
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -           318
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   21,869        22,155
      Increase in accounts receivable -
        oil and gas sales                         (  25,307)    ( 120,455)
      Decrease in accounts payable                (  27,094)    (   5,969)
                                                   --------      --------
Net cash provided by operating
   activities                                      $217,672      $210,479
                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($  3,647)    ($ 12,982)
   Proceeds from the sale of oil and
      gas properties                                      -           677
                                                   --------      --------
Net cash used by investing
   activities                                     ($  3,647)    ($ 12,305)
                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($262,949)    ($164,243)
                                                   --------      --------
Net cash used by financing activities             ($262,949)    ($164,243)
                                                   --------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               ($ 48,924)     $ 33,931

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              513,327       316,892
                                                   --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $464,403      $350,823
                                                   ========      ========





            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2004, combined statements of operations for the three months ended March 31, 2004 and 2003, and combined statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2004, the combined results of operations for the three months ended March 31, 2004 and 2003, and the combined cash flows for the three months ended March 31, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.


      RECLASSIFICATION
      ----------------

      Certain prior year balances have been reclassed to conform with current year presentation.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at March 31, 2004 and December 31, 2003 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

ASSET RETIREMENT OBLIGATIONS
----------------------------

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2004, the I-D, I-E, and I-F Partnerships recognized approximately $300, $2,000, and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three months ended March 31, 2004 and 2003 are as shown below.

                              I-D Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 29,848          $ 29,376
      Settlements and Disposals                        -         (   1,216)
      Accretion Expense                              287               315
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 30,135          $ 28,475
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $    830          $      -
      Asset Retirement Obligation -
         Long-Term                                29,305            28,475


                              I-E Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                                3/31/2004        3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $281,230          $273,582
      Accretion Expense                            1,752             2,456
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $282,982          $276,038
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  8,774          $      -
      Asset Retirement Obligation -
         Long-Term                               274,208           276,038

                              I-F Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2004         3/31/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $122,335          $119,428
      Accretion Expense                              823             1,115
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $123,158          $120,543
                                                ========          ========
      Asset Retirement Obligation -
       Current                                  $  4,948          $      -
      Asset Retirement Obligation -
       Long-Term                                 118,210           120,543


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $ 7,153                $ 19,986
               I-E                     13,665                 116,220
               I-F                      8,497                  39,780

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their third two year extension period to December 31, 2005. As of the date of this Quarterly Report, the General Partner has not determined whether to further extend the term of any Partnership.


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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2004, the I-D, I-E, and I-F Partnerships recognized approximately $300, $2,000, and $1,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                I-D Partnership
                                ---------------

                                                    Crude        Natural
                                                     Oil           Gas
                                                  (Barrels)       (Mcf)
                                                  ---------    -----------

      Proved reserves, Dec. 31, 2003               60,374       1,618,197
         Production                              (    847)     (   39,051)
         Extensions and discoveries                 1,748             983
         Revisions of previous
            estimates                                  92           2,225
                                                  -------       ---------

      Proved reserves, March 31, 2004              61,367       1,582,354
                                                  =======       =========


                                I-E Partnership
                                ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2003              421,996       8,460,984
         Production                              ( 11,579)     (  215,701)
         Extensions and discoveries                 7,547           4,246
         Revisions of previous
            estimates                              12,342          11,905
                                                  -------       ---------

      Proved reserves, March 31, 2004             430,306       8,261,434
                                                  =======       =========


                                I-F Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             197,264        2,585,274
         Production                             (  5,237)      (   61,429)
         Extensions and discoveries                3,519            1,980
         Revisions of previous
            estimates                              5,842           10,243
                                                 -------        ---------

      Proved reserves, March 31, 2004            201,388        2,536,068
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2004 and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2004 will actually be realized for such production.

                         Net Present Value of Reserves
                         -----------------------------
      Partnership           3/31/04         12/31/03
      -----------         -----------     -----------
         I-D              $ 4,525,368     $ 4,506,015
         I-E               24,589,562      24,355,021
         I-F                7,807,309       7,501,060



                               Oil and Gas Prices
                          ----------------------------
        Pricing             3/31/04         12/31/03
      -----------          -----------     -----------
      Oil (Bbl)           $     32.50     $     29.25
      Gas (Mcf)                  5.63            5.77


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

      I-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2004             2003
                                                  --------         --------
      Oil and gas sales                           $218,478         $268,704
      Oil and gas production expenses             $ 50,372         $ 66,219
      Barrels produced                                 847              882
      Mcf produced                                  39,051           41,385
      Average price/Bbl                           $  33.53         $  31.86
      Average price/Mcf                           $   4.87         $   5.81

      As shown in the table above, total oil and gas sales decreased $50,226 (18.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $14,000 was related to a decrease in volumes of gas sold and (ii) $37,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 35 barrels and 2,334 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Average oil prices increased to $33.53 per barrel for the three months ended March 31, 2004 from $31.86 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.87 per Mcf for the three months ended March 31, 2004 from $5.81 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,847 (23.9%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to (i) expenses incurred on one significant well related to the abandonment of that well during the three months ended March 31, 2003 due to severe mechanical problems and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 23.1% for the three months ended March 31, 2004 from 24.6% for the three months ended March 31, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,024 (21.2%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. As a percentage of oil and gas sales, this expense decreased to 3.4% for the three months ended March 31, 2004 from 3.5% for the three months ended March 31, 2003.

      General and administrative expenses decreased $4,619 (14.5%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 12.4% for the three months ended March 31, 2004 from 11.8% for the three months ended March 31, 2003.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $16,892,175  or  234.79%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,376,237       $1,582,451
      Oil and gas production expenses           $  399,522       $  431,376
      Barrels produced                              11,579           11,706
      Mcf produced                                 215,701          213,245
      Average price/Bbl                         $    30.86       $    29.98
      Average price/Mcf                         $     4.72       $     5.78

      As shown in the table above, total oil and gas sales decreased $206,214 (13.0%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately $227,000 was related to a decrease in the average price of gas sold. Volumes of oil sold decreased 127 barrels, while volumes of gas sold increased 2,456 Mcf for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Average oil prices increased to $30.86 per barrel for the three months ended March 31, 2004 from $29.98 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.72 per Mcf for the three months ended March 31, 2004 from $5.78 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,854 (7.4%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 29.0% for the three months ended March 31, 2004 from 27.3% for the three months ended March 31, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,712 (18.5%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. This decrease was partially offset by an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well in 2003. As a percentage of oil and gas sales, this expense decreased to 4.1% for the three months ended March 31, 2004 from 4.3% for the three months ended March 31, 2003.

      General and administrative expenses decreased $3,149 (2.4%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 9.4% for the three months ended March 31, 2004 from 8.4% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $68,903,552  or  164.69%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2004             2003
                                                  --------         --------
      Oil and gas sales                           $460,173         $539,662
      Oil and gas production expenses             $142,223         $150,745
      Barrels produced                               5,237            5,585
      Mcf produced                                  61,429           70,164
      Average price/Bbl                           $  31.23         $  30.02
      Average price/Mcf                           $   4.83         $   5.30

      As shown in the table above, total oil and gas sales decreased $79,489 (14.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Of this decrease, approximately (i) $10,000 and $46,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $29,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 348 barrels and 8,735 Mcf, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in volumes of gas sold was primarily due to normal declines in production. Average oil prices increased to $31.23 per barrel for the three months ended March 31, 2004 from $30.02 per barrel for the three months ended March 31, 2003. Average gas prices decreased to $4.83 per Mcf for the three months ended March 31, 2004 from $5.30 per Mcf for the three months ended March 31, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,522 (5.7%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 30.9% for the three months ended March 31, 2004 from 27.9% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $286 (1.3%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at March 31, 2004 as compared to March 31, 2003. This decrease was partially offset by an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well in 2003. As a percentage of oil and gas sales, this expense increased to 4.8% for the three months ended March 31, 2004 from 4.1% for the three months ended March 31, 2003. This percentage increase was primarily due to the decrease in the average price of gas sold.

      General and administrative expenses decreased $4,315 (8.2%) for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of oil and gas sales, these expenses increased to 10.5% for the three months ended March 31, 2004 from 9.7% for the three months ended March 31, 2003.

      The Limited  Partners have received cash  distributions  through March 31,
      2004  totaling   $21,706,664  or  151.57%  of  Limited  Partners'  capital
      contributions.

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

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            As discussed in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 2003 the I-E and I-F Partnerships are involved in a lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV, 284th Judicial District Court of Montgomery County, Texas. The primary remaining issue in this lawsuit is the Partnerships' appeal of a decision granting The Newton Corp. $300 plus attorneys' fees, for which the Partnerships have made significant accruals. On May 7, 2004 the Texas Supreme Court agreed to consider the Partnerships' appeal of this decision. A final decision from the Texas Supreme Court is not expected until 2005.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the I-D Partnership.

                  31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the I-D Partnership.

                  31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the I-E Partnership.

                  31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the I-E Partnership.

                  31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the I-F Partnership.

                  31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the I-F Partnership.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-D Partnership.

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-E Partnership.

                  32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the I-F Partnership.

            (b) Reports on Form 8-K.

                Current Report on Form 8-K filed during the first quarter of 2004:

                Date of Event:                February 4, 2004
                Date Filed with SEC:          February 4, 2004
                Items Included:               Item 5 - Other Events
                                              Item 7 - Exhibits

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


                                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 12, 2004                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 12, 2004                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.     Exhibit
----    -------

31.1 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-D.

31.2 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-D.

31.3 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-E.

31.4 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-E.

31.5 Certification by Dennis R. Neill required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-F.

31.6 Certification by Craig D. Loseke required by Rule 13a-14(a)/15d-14(a) for the Geodyne Energy Income Limited Partnership I-F.

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-D.

32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-E.

33.3    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership I-F.