Form 10-Q
period 2004-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2004-08-11
CIK 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2004


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
                                   (Unaudited)

                                     ASSETS
                                                 June 30,      December 31,
                                                   2004            2003
                                                ----------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $221,009         $257,054
   Accounts receivable:
      Oil and gas sales                           163,174          129,047
                                                 --------         --------
        Total current assets                     $384,183         $386,101

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  383,136          391,322

DEFERRED CHARGE                                    84,813           86,567
                                                 --------         --------
                                                 $852,132         $863,990
                                                 ========         ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $ 18,632         $ 24,251
   Gas imbalance payable                           28,871           28,358
   Asset retirement obligation - current
      (Note 1)                                      1,186              252
                                                 --------         --------
        Total current liabilities                $ 48,689         $ 52,861

LONG-TERM LIABILITIES:
   Accrued liability                             $ 33,573         $ 35,408
   Asset retirement obligation
      (Note 1)                                     29,244           29,596
                                                 --------         --------
      Total long-term liabilities                $ 62,817         $ 65,004

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($ 18,231)       ($ 23,613)
   Limited Partners, issued and
      outstanding, 7,195 units                    758,857          769,738
                                                 --------         --------
        Total Partners' capital                  $740,626         $746,125
                                                 --------         --------
                                                 $852,132         $863,990
                                                 ========         ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                               --------          --------

REVENUES:
   Oil and gas sales                           $244,861          $296,147
   Interest income                                  315               266
                                               --------          --------
                                               $245,176          $296,413

COSTS AND EXPENSES:
   Lease operating                             $ 21,496          $ 26,242
   Production tax                                16,975            19,457
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 11,575             7,158
   General and administrative
      (Note 2)                                   36,180            29,318
                                               --------          --------
                                               $ 86,226          $ 82,175
                                               --------          --------

NET INCOME                                     $158,950          $214,238
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 25,416          $ 33,168
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $133,534          $181,070
                                               ========          ========
NET INCOME per unit                            $  18.56          $  25.16
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                               --------          --------

REVENUES:
   Oil and gas sales                           $463,339          $564,851
   Interest income                                  513               548
                                               --------          --------
                                               $463,852          $565,399

COSTS AND EXPENSES:
   Lease operating                             $ 56,618          $ 73,968
   Production tax                                32,225            37,950
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 19,085            16,692
   General and administrative
      (Note 2)                                   63,319            61,076
                                               --------          --------
                                               $171,247          $189,686
                                               --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $292,605          $375,713

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                            -             1,099
                                               --------          --------

NET INCOME                                     $292,605          $376,812
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 46,486          $ 58,620
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $246,119          $318,192
                                               ========          ========
NET INCOME per unit                            $  34.21          $  44.22
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                    2004            2003
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $292,605        $376,812
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -       (   1,099)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  19,085          16,692
      Settlement of asset retirement
        obligation                                       -       (      20)
      Increase in accounts receivable -
        oil and gas sales                        (  34,127)      (  60,526)
      Decrease in deferred charge                    1,754               -
      Decrease in accounts payable               (   7,276)      (  11,153)
      Increase in gas imbalance payable                513               -
      Decrease in accrued liability              (   1,835)              -
                                                  --------        --------
Net cash provided by operating
   activities                                     $270,719        $320,706
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  8,752)      ($ 21,184)
   Proceeds from sale of oil and
      gas properties                                    92               -
                                                  --------        --------
Net cash used by investing
   activities                                    ($  8,660)      ($ 21,184)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($298,104)      ($197,823)
                                                  --------        --------
Net cash used by financing activities            ($298,104)      ($197,823)
                                                  --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($ 36,045)       $101,699

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             257,054         171,131
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $221,009        $272,830
                                                  ========        ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,434,874        $1,541,576
   Accounts receivable:
      Oil and gas sales                        1,025,179           806,189
                                              ----------        ----------
        Total current assets                  $2,460,053        $2,347,765

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,136,426         2,200,076

DEFERRED CHARGE                                  444,614           455,095
                                              ----------        ----------
                                              $5,041,093        $5,002,936
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  165,198        $  240,583
   Accrued liability - other (Note 1)             88,892            88,892
   Gas imbalance payable                          98,748            92,999
   Asset retirement obligation -
      current (Note 1)                            10,791             5,347
                                              ----------        ----------
        Total current liabilities             $  363,629        $  427,821

LONG-TERM LIABILITIES:
   Accrued liability                          $  171,087        $  186,239
   Asset retirement obligation
      (Note 1)                                   273,941           275,883
                                              ----------        ----------
        Total long-term liabilities           $  445,028        $  462,122

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   59,332)      ($   99,284)
   Limited Partners, issued and
      outstanding, 41,839 units                4,291,768         4,212,277
                                              ----------        ----------
        Total Partners' capital               $4,232,436        $4,112,993
                                              ----------        ----------
                                              $5,041,093        $5,002,936
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004             2003
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,550,019       $1,966,923
   Interest income                                 2,007            2,025
                                              ----------       ----------
                                              $1,552,026       $1,968,948

COSTS AND EXPENSES:
   Lease operating                            $  218,760       $  210,589
   Production tax                                 97,429          116,754
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  51,545           39,761
   General and administrative
      (Note 2)                                   137,412          128,332
                                              ----------       ----------
                                              $  505,146       $  495,436
                                              ----------       ----------

NET INCOME                                    $1,046,880       $1,473,512
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  163,947       $  226,290
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  882,933       $1,247,222
                                              ==========       ==========
NET INCOME per unit                           $    21.10       $    29.81
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004             2003
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $2,926,256       $3,549,374
   Interest income                                 3,270            3,903
                                              ----------       ----------
                                              $2,929,526       $3,553,277

COSTS AND EXPENSES:
   Lease operating                            $  529,992       $  540,217
   Production tax                                185,719          218,502
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 107,616          108,544
   General and administrative
      (Note 2)                                   267,297          261,366
                                              ----------       ----------
                                              $1,090,624       $1,128,629
                                              ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,838,902       $2,424,648

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -            4,178
                                              ----------       ----------

NET INCOME                                    $1,838,902       $2,428,826
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  290,411       $  378,350
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,548,491       $2,050,476
                                              ==========       ==========
NET INCOME per unit                           $    37.01       $    49.01
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========










         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                    2004            2003
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,838,902      $2,428,826
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -     (     4,178)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  107,616         108,544
      Increase in accounts receivable -
        oil and gas sales                       (   218,990)    (   326,604)
      Decrease in deferred charge                    10,481               -
      Decrease in accounts payable              (    78,755)    (    76,532)
      Increase in gas imbalance payable               5,749               -
      Decrease in accrued liability             (    15,152)              -
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $1,649,851      $2,130,056
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   37,198)    ($   85,012)
   Proceeds from the sale of oil and
      gas properties                                    104               -
                                                 ----------      ----------
Net cash used by investing activities           ($   37,094)    ($   85,012)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,719,459)    ($1,279,568)
                                                 ----------      ----------
Net cash used by financing activities           ($1,719,459)    ($1,279,568)
                                                 ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($  106,702)     $  765,476

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,541,576       1,098,557
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,434,874      $1,864,033
                                                 ==========      ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2004              2003
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  477,773        $  513,327
   Accounts receivable:
      Oil and gas sales                          326,301           262,908
                                              ----------        ----------
        Total current assets                  $  804,074        $  776,235

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 799,272           811,852

DEFERRED CHARGE                                  340,558           347,840
                                              ----------        ----------
                                              $1,943,904        $1,935,927
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   78,770        $  112,239
   Accrued liability - other (Note 1)             62,225            62,225
   Gas imbalance payable                          31,448            30,890
   Asset retirement obligation -
      current (Note 1)                             5,893             3,481
                                              ----------        ----------
        Total current liabilities             $  178,336        $  208,835

LONG-TERM LIABILITIES:
   Accrued liability                          $  146,592        $  151,391
   Asset retirement obligation
      (Note 1)                                   118,092           118,854
                                              ----------        ----------
        Total long-term liabilities           $  264,684        $  270,245

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($    1,337)      ($   13,564)
   Limited Partners, issued and
      outstanding, 14,321 units                1,502,221         1,470,411
                                              ----------        ----------
        Total Partners' capital               $1,500,884        $1,456,847
                                              ----------        ----------
                                              $1,943,904        $1,935,927
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                               --------          --------

REVENUES:
   Oil and gas sales                           $500,053          $555,719
   Interest income                                  714               657
                                               --------          --------
                                               $500,767          $556,376

COSTS AND EXPENSES:
   Lease operating                             $111,505          $ 97,710
   Production tax                                29,490            30,210
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 11,741            13,283
   General and administrative
      (Note 2)                                   57,002            49,686
                                               --------          --------
                                               $209,738          $190,889
                                               --------          --------

NET INCOME                                     $291,029          $365,487
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 45,191          $ 56,584
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $245,838          $308,903
                                               ========          ========
NET INCOME per unit                            $  17.17          $  21.57
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                               --------        ------------

REVENUES:
   Oil and gas sales                           $960,226         $1,095,381
   Interest income                                1,114              1,235
                                               --------         ----------
                                               $961,340         $1,096,616

COSTS AND EXPENSES:
   Lease operating                             $226,284         $  215,369
   Production tax                                56,934             63,296
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 33,610             35,438
   General and administrative
      (Note 2)                                  105,279            102,278
                                               --------         ----------
                                               $422,107         $  416,381
                                               --------         ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $539,233         $  680,235

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                            -        (       318)
                                               --------         ----------

NET INCOME                                     $539,233         $  679,917
                                               ========         ==========
GENERAL PARTNER - NET INCOME                   $ 85,423         $  106,808
                                               ========         ==========
LIMITED PARTNERS - NET INCOME                  $453,810         $  573,109
                                               ========         ==========
NET INCOME per unit                            $  31.69         $    40.02
                                               ========         ==========
UNITS OUTSTANDING                                14,321             14,321
                                               ========         ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                                                     2004          2003
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $539,233      $679,917
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -           318
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   33,610        35,438
      Increase in accounts receivable -
        oil and gas sales                         (  63,393)    (  78,636)
      Decrease in deferred charge                     7,282             -
      Decrease in accounts payable                (  35,481)    (  24,396)
      Increase in gas imbalance payable                 558             -
      Decrease in accrued liability               (   4,799)            -
                                                   --------      --------
Net cash provided by operating
   activities                                      $477,010      $612,641
                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($ 17,368)    ($ 33,921)
                                                   --------      --------
Net cash used by investing
   activities                                     ($ 17,368)    ($ 33,921)
                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($495,196)    ($375,172)
                                                   --------      --------
Net cash used by financing activities             ($495,196)    ($375,172)
                                                   --------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               ($ 35,554)     $203,548

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              513,327       316,892
                                                   --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $477,773      $520,440
                                                   ========      ========




         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2004, combined statements of operations for the three and six months ended June 30, 2004 and 2003, and combined statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2004, the combined results of operations for the three and six months ended June 30, 2004 and 2003, and the combined cash flows for the six months ended June 30, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.


      RECLASSIFICATION
      ----------------

      Certain prior year balances have been reclassified to conform with current year presentation.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at June 30, 2004 and December 31, 2003 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2004, the I-D, I-E, and I-F Partnerships recognized approximately $1,000, $5,000, and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2004 and 2003 are as shown below.

                                 I-D Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                              6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $ 30,135          $ 28,475
      Additions and Revisions                          -                20
      Accretion Expense                              295               315
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 30,430          $ 28,810
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 29,848          $ 29,376
      Settlements and Disposals                        -         (   1,196)
      Accretion Expense                              582               630
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 30,430          $ 28,810
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  1,186          $      -
      Asset Retirement Obligation -
         Long-Term                                29,244            28,810

                                 I-E Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004        6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $282,982          $276,038
      Accretion Expense                            1,750             2,456
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $284,732          $278,494
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $281,230          $273,582
      Accretion Expense                            3,502             4,912
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $284,732          $278,494
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 10,791          $      -
      Asset Retirement Obligation -
         Long-Term                               273,941           278,494

                                 I-F Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $123,158          $120,543
      Accretion Expense                              827             1,115
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $123,985          $121,658
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2004         6/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $122,335          $119,428
      Accretion Expense                            1,650             2,230
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $123,985          $121,658
                                                ========          ========
      Asset Retirement Obligation -
       Current                                  $  5,893          $      -
      Asset Retirement Obligation -
       Long-Term                                 118,092           121,658


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $16,194                $ 19,986
               I-E                     21,192                 116,220
               I-F                     17,222                  39,780

      During the six months ended June 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $23,347                $ 39,972
               I-E                     34,857                 232,440
               I-F                     25,719                  79,560

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2004, the I-D, I-E, and I-F Partnerships recognized approximately $1,000, $5,000, and $2,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                 I-D Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2003               60,374       1,618,197
         Production                              (    847)     (   39,051)
         Extensions and discoveries                 1,748             983
         Revisions of previous estimates               92           2,225
                                                  -------       ---------

      Proved reserves, March 31, 2004              61,367       1,582,354
         Production                              (    840)     (   39,049)
         Extensions and discoveries                     -              21
         Revisions of previous estimates              866      (   30,597)
                                                  -------       ---------

      Proved reserves, June 30, 2004               61,393       1,512,729
                                                  =======       =========


                                 I-E Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2003              421,996       8,460,984
         Production                              ( 11,579)     (  215,701)
         Extensions and discoveries                 7,547           4,246
         Revisions of previous
            estimates                              12,342          11,905
                                                  -------       ---------

      Proved reserves, March 31, 2004             430,306       8,261,434
         Production                              ( 11,664)     (  210,241)
         Extensions and discoveries                     -              86
         Revisions of previous
            estimates                              19,262      (   24,881)
                                                  -------       ---------

      Proved reserves, June 30, 2004              437,904       8,026,398
                                                  =======       =========

                                 I-F Partnership
                                 ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             197,264        2,585,274
         Production                             (  5,237)      (   61,429)
         Extensions and discoveries                3,519            1,980
         Revisions of previous
            estimates                              5,842           10,243
                                                 -------        ---------

      Proved reserves, March 31, 2004            201,388        2,536,068
         Production                             (  5,084)      (   58,914)
         Extensions and discoveries                    -               38
         Revisions of previous
            estimates                              8,385       (   34,252)
                                                 -------        ---------

      Proved reserves, June 30, 2004             204,689        2,442,940
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2004, March 31, 2004, and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2004 will actually be realized for such production.

                                    Net Present Value of Reserves
                               ------------------------------------------
      Partnership                6/30/04         3/31/04        12/31/03
      -----------              ------------    -----------    -----------
         I-D                   $ 4,511,217     $ 4,525,368    $ 4,506,015
         I-E                    25,057,286      24,589,562     24,355,021
         I-F                     7,806,952       7,807,309      7,501,060


                                           Oil and Gas Prices
                               ------------------------------------------
        Pricing                  6/30/04         3/31/04        12/31/03
      -----------              -----------     -----------    -----------
      Oil (Bbl)                $     33.75     $     32.50    $     29.25
      Gas (Mcf)                       6.04            5.63           5.77


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

      I-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2004             2003
                                                  --------         --------
      Oil and gas sales                           $244,861         $296,147
      Oil and gas production expenses             $ 38,471         $ 45,699
      Barrels produced                                 840              941
      Mcf produced                                  39,049           56,157
      Average price/Bbl                           $  37.44         $  29.25
      Average price/Mcf                           $   5.47         $   4.78

      As shown in the table above, total oil and gas sales decreased $51,286 (17.3%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $82,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by increases of approximately $7,000 and $27,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 101 barrels and 17,108 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003, (ii) normal declines in production, and (iii) the temporary shutting-in of another significant well due to production difficulties during the three months ended June 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,228 (15.8%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to (i) expenses incurred on one significant well related to the abandonment of that well during the three months ended June 30, 2003 due to severe mechanical problems and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 15.7% for the three months ended June 30, 2004 from 15.4% for the three months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,417 (61.7%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to several wells being fully depleted during the three months ended June 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 4.7% for the three months ended June 30, 2004 from 2.4% for the three months ended June 30, 2003. This percentage increase was primarily due to (i) the dollar increase in depreciation, depletion, and amortization of oil and gas properties and (ii) the decrease in oil and gas sales.

      General and administrative expenses increased $6,862 (23.4%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 14.8% for the three months ended June 30, 2004 from 9.9% for the three months ended June 30, 2003. This percentage increase was primarily due to the (i) dollar increase in general and administrative expenses and (ii) decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2004             2003
                                                  --------         --------
      Oil and gas sales                           $463,339         $564,851
      Oil and gas production expenses             $ 88,843         $111,918
      Barrels produced                               1,687            1,823
      Mcf produced                                  78,100           97,542
      Average price/Bbl                           $  35.48         $  30.51
      Average price/Mcf                           $   5.17         $   5.22

      As shown in the table above, total oil and gas sales decreased $101,512 (18.0%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately $101,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 136 barrels and 19,442 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to
      (i) normal declines in production and (ii) the temporary shutting-in of one significant well due to production difficulties during the six months ended June 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $23,075 (20.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) expenses incurred on one significant well related to the abandonment of that well during the six months ended June 30, 2003 due to severe mechanical problems, and
      (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 19.2% for the six months ended June 30, 2004 from 19.8% for the six months ended June 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,393 (14.3%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to several wells being fully depleted during the six months ended June 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 4.1% for the six months ended June 30, 2004 from 3.0% for the six months ended June 30, 2003. This percentage increase was primarily due to (i) the decrease in oil and gas sales and (ii) the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,243 (3.7%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 13.7% for the six months ended June 30, 2004 from 10.8% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $16,996,175  or  236.23%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,550,019       $1,966,923
      Oil and gas production expenses           $  316,189       $  327,343
      Barrels produced                              11,664           17,762
      Mcf produced                                 210,241          320,893
      Average price/Bbl                         $    34.42       $    26.58
      Average price/Mcf                         $     5.46       $     4.66

      As shown in the table above, total oil and gas sales decreased $416,904 (21.2%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $162,000 and $515,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $91,000 and $169,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,098 barrels and 110,652 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended June 30, 2003 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2003, (ii) normal declines in production, and (iii) the temporary shutting-in of another significant well due to production difficulties during the three months ended June 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,154 (3.4%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 20.4% for the three months ended June 30, 2004 from 16.6% for the three months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $11,784 (29.6%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to several wells being fully depleted during the three months ended June 30, 2004 due to the lack of remaining reserves, which increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 3.3% for the three months ended June 30, 2004 from 2.0% for the three months ended June 30, 2003. This percentage increase was primarily due to the (i) dollar increase in depreciation, depletion, and amortization of oil and gas properties and (ii) the decrease in oil and gas sales.

      General and administrative expenses increased $9,080 (7.1%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 8.9% for the three months ended June 30, 2004 from 6.5% for the three months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $2,926,256       $3,549,374
      Oil and gas production expenses           $  715,711       $  758,719
      Barrels produced                              23,243           29,468
      Mcf produced                                 425,942          534,138
      Average price/Bbl                         $    32.64       $    27.93
      Average price/Mcf                         $     5.09       $     5.10

      As shown in the table above, total oil and gas sales decreased $623,118 (17.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately $174,000 and $552,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of approximately $110,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 6,225 barrels and 108,196 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the temporary shutting-in of one significant well due to production difficulties during the six months ended June 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $43,008 (5.7%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 24.5% for the six months ended June 30, 2004 from 21.4% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the six months ended June 30, 2004 and 2003. A decrease primarily due to the decreases in volumes of oil and gas sold was substantially offset by (i) an increase in depletable oil and gas properties primarily due to recompletion activities on one significant well in 2003 and (ii) several other wells being fully depleted during the six months ended June 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 3.7% for the six months ended June 30, 2004 from 3.1% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      General and administrative expenses increased $5,931 (2.3%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.1% for the six months ended June 30, 2004 from 7.4% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $69,520,552  or  166.16%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2004             2003
                                                  --------         --------
      Oil and gas sales                           $500,053         $555,719
      Oil and gas production expenses             $140,995         $127,920
      Barrels produced                               5,084            7,648
      Mcf produced                                  58,914           66,330
      Average price/Bbl                           $  34.77         $  26.65
      Average price/Mcf                           $   5.49         $   5.31

      As shown in the table above, total oil and gas sales decreased $55,666 (10.0%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Of this decrease, approximately $68,000 and $40,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $41,000 and $11,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,564 barrels and 7,416 Mcf, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to
      (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended June 30, 2003 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) the temporary shutting-in of one significant well due to production difficulties during the three months ended June 30, 2004,
      (ii) a positive prior period gas balancing adjustment on another significant well during the three months ended June 30, 2003, and (iii) normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,075 (10.2%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the three months ended June 30, 2004 and (ii) repair and maintenance expenses incurred on another significant well during the three months ended June 30, 2004. As a percentage of oil and gas sales, these expenses increased to 28.2% for the three months ended June 30, 2004 from 23.0% for the three months ended June 30, 2003. This percentage increase was primarily due to (i) the decrease in oil and gas sales and (ii) the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,542 (11.6%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.3% for the three months ended June 30, 2004 from 2.4% for the three months ended June 30, 2003.

      General and administrative expenses increased $7,316 (14.7%) for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 11.4% for the three months ended June 30, 2004 from 8.9% for the three months ended June 30, 2003. This percentage increase was primarily due to
      (i) the dollar increase in general and administrative expenses and (ii) the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2004            2003
                                                  --------       ----------
      Oil and gas sales                           $960,226       $1,095,381
      Oil and gas production expenses             $283,218       $  278,665
      Barrels produced                              10,321           13,233
      Mcf produced                                 120,343          136,494
      Average price/Bbl                           $  32.97       $    28.07
      Average price/Mcf                           $   5.15       $     5.30

      As shown in the table above, total oil and gas sales decreased $135,155 (12.3%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Of this decrease, approximately (i) $82,000 and $86,000, respectively, were related to decreases in volumes of oil and gas sold and (ii) $18,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $51,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 2,912 barrels and 16,151 Mcf, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on two significant wells during the six months ended June 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the temporary shutting-in of one significant well due to production difficulties during the six months ended June 30, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,553 (1.6%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2004 and (ii) repair and maintenance expenses incurred on another significant well during the six months ended June 30, 2004. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 29.5% for the six months ended June 30, 2004 from 25.4% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,828 (5.2%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, this expense increased to 3.5% for the six months ended June 30, 2004 from 3.2% for the six months ended June 30, 2003.

      General and administrative expenses increased $3,001 (2.9%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a percentage of oil and gas sales, these expenses increased to 11.0% for the six months ended June 30, 2004 from 9.3% for the six months ended June 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2004  totaling   $21,898,664  or  152.91%  of  Limited  Partners'  capital
      contributions.

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


                        GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 11, 2004              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 11, 2004              By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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