Form 10-Q
period 2004-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2004-11-12
CIK 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2004


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


                                                I-D 73-1265223
                                                I-E 73-1270110
         Oklahoma                               I-F 73-1292669
----------------------------          -------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification
   of incorporation or                            Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma                  74103
   -----------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the E xchange Act).

                        Yes                       No     X
                            ------                     ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS
                                              September 30,     December 31,
                                                  2004              2003
                                              -------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $255,362         $257,054
   Accounts receivable:
      Oil and gas sales                           150,643          129,047
                                                 --------         --------
        Total current assets                     $406,005         $386,101

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  382,242          391,322

DEFERRED CHARGE                                    84,813           86,567
                                                 --------         --------
                                                 $873,060         $863,990
                                                 ========         ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $ 12,821         $ 24,251
   Gas imbalance payable                           28,871           28,358
   Asset retirement obligation -
      current (Note 1)                              1,193              252
                                                 --------         --------
        Total current liabilities                $ 42,885         $ 52,861

LONG-TERM LIABILITIES:
   Accrued liability                             $ 33,573         $ 35,408
   Asset retirement obligation
      (Note 1)                                     29,508           29,596
                                                 --------         --------
      Total long-term liabilities                $ 63,081         $ 65,004

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($ 17,566)       ($ 23,613)
   Limited Partners, issued and
      outstanding, 7,195 units                    784,660          769,738
                                                 --------         --------
        Total Partners' capital                  $767,094         $746,125
                                                 --------         --------
                                                 $873,060         $863,990
                                                 ========         ========
         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (Unaudited)

                                                 2004              2003
                                               --------          --------

REVENUES:
   Oil and gas sales                           $229,257          $247,033
   Interest income                                  395               380
                                               --------          --------
                                               $229,652          $247,413

COSTS AND EXPENSES:
   Lease operating                             $ 15,980          $ 21,866
   Production tax                                14,858            17,552
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  6,629            10,362
   General and administrative
      (Note 2)                                   21,983            23,268
                                               --------          --------
                                               $ 59,450          $ 73,048
                                               --------          --------

NET INCOME                                     $170,202          $174,365
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 26,399          $ 27,548
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $143,803          $146,817
                                               ========          ========
NET INCOME per unit                            $  19.98          $  20.41
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========


















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                               --------          --------

REVENUES:
   Oil and gas sales                           $692,596          $811,884
   Interest income                                  908               928
                                               --------          --------
                                               $693,504          $812,812

COSTS AND EXPENSES:
   Lease operating                             $ 72,598          $ 95,834
   Production tax                                47,083            55,502
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 25,714            27,054
   General and administrative
      (Note 2)                                   85,302            84,344
                                               --------          --------
                                               $230,697          $262,734
                                               --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $462,807          $550,078

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                            -             1,099
                                               --------          --------

NET INCOME                                     $462,807          $551,177
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 72,885          $ 86,168
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $389,922          $465,009
                                               ========          ========
NET INCOME per unit                            $  54.19          $  64.63
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========










         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (Unaudited)
                                                    2004            2003
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $462,807        $551,177
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                             -       (   1,099)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  25,714          27,054
      Settlement of asset retirement
        obligation                                       -       (      20)
      Increase in accounts receivable -
        oil and gas sales                        (  21,596)      (  41,808)
      Decrease in deferred charge                    1,754               -
      Decrease in accounts payable               (  13,216)      (   4,063)
      Increase in gas imbalance payable                513               -
      Decrease in accrued liability              (   1,835)              -
                                                  --------        --------
Net cash provided by operating
   activities                                     $454,141        $531,241
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 14,502)      ($ 32,230)
   Proceeds from sale of oil and
      gas properties                                   507              17
                                                  --------        --------
Net cash used by investing
   activities                                    ($ 13,995)      ($ 32,213)
                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($441,838)      ($396,531)
                                                  --------        --------
Net cash used by financing activities            ($441,838)      ($396,531)
                                                  --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($  1,692)       $102,497

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             257,054         171,131
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $255,362        $273,628
                                                  ========        ========

           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                            COMBINED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,562,267        $1,541,576
   Accounts receivable:
      Oil and gas sales                          978,667           806,189
                                              ----------        ----------
        Total current assets                  $2,540,934        $2,347,765

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,138,374         2,200,076

DEFERRED CHARGE                                  444,614           455,095
                                              ----------        ----------
                                              $5,123,922        $5,002,936
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  128,279        $  240,583
   Accrued liability - other (Note 1)             88,892            88,892
   Gas imbalance payable                          98,748            92,999
   Asset retirement obligation -
      current (Note 1)                            10,851             5,347
                                              ----------        ----------
        Total current liabilities             $  326,770        $  427,821

LONG-TERM LIABILITIES:
   Accrued liability                          $  171,087        $  186,239
   Asset retirement obligation
      (Note 1)                                   275,858           275,883
                                              ----------        ----------
        Total long-term liabilities           $  446,945        $  462,122

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   48,178)      ($   99,284)
   Limited Partners, issued and
      outstanding, 41,839 units                4,398,385         4,212,277
                                              ----------        ----------
        Total Partners' capital               $4,350,207        $4,112,993
                                              ----------        ----------
                                              $5,123,922        $5,002,936
                                              ==========        ==========

           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (Unaudited)

                                                 2004             2003
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,492,508       $1,459,272
   Interest income                                 2,642            2,536
                                              ----------       ----------
                                              $1,495,150       $1,461,808

COSTS AND EXPENSES:
   Lease operating                            $  177,686       $  205,322
   Production tax                                 90,032           96,915
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  40,137           76,106
   General and administrative
      (Note 2)                                   121,601          130,340
                                              ----------       ----------
                                              $  429,456       $  508,683
                                              ----------       ----------

NET INCOME                                    $1,065,694       $  953,125
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  165,077       $  153,243
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  900,617       $  799,882
                                              ==========       ==========
NET INCOME per unit                           $    21.53       $    19.12
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========


















           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (Unaudited)

                                                 2004             2003
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $4,418,764       $5,008,646
   Interest income                                 5,912            6,439
                                              ----------       ----------
                                              $4,424,676       $5,015,085

COSTS AND EXPENSES:
   Lease operating                            $  707,678       $  745,539
   Production tax                                275,751          315,417
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 147,753          184,650
   General and administrative
      (Note 2)                                   388,898          391,706
                                              ----------       ----------
                                              $1,520,080       $1,637,312
                                              ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $2,904,596       $3,377,773

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                             -            4,178
                                              ----------       ----------

NET INCOME                                    $2,904,596       $3,381,951
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  455,488       $  531,593
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $2,449,108       $2,850,358
                                              ==========       ==========
NET INCOME per unit                           $    58.54       $    68.13
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========










           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (Unaudited)
                                                    2004            2003
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $2,904,596      $3,381,951
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -     (     4,178)
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  147,753         184,650
      Increase in accounts receivable -
        oil and gas sales                       (   172,478)    (   228,143)
      Decrease in deferred charge                    10,481               -
      Decrease in accounts payable              (   120,014)    (    41,480)
      Increase in gas imbalance payable               5,749               -
      Decrease in accrued liability             (    15,152)              -
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $2,760,935      $3,292,800
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   78,661)    ($  168,468)
   Proceeds from the sale of oil and
      gas properties                                  5,799               -
                                                 ----------      ----------
Net cash used by investing activities           ($   72,862)    ($  168,468)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($2,667,382)    ($2,639,995)
                                                 ----------      ----------
Net cash used by financing activities           ($2,667,382)    ($2,639,995)
                                                 ----------      ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $   20,691      $  484,337

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,541,576       1,098,557
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,562,267      $1,582,894
                                                 ==========      ==========



           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2004              2003
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  523,788        $  513,327
   Accounts receivable:
      Oil and gas sales                          328,925           262,908
                                              ----------        ----------
        Total current assets                  $  852,713        $  776,235

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 808,798           811,852

DEFERRED CHARGE                                  340,558           347,840
                                              ----------        ----------
                                              $2,002,069        $1,935,927
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   58,813        $  112,239
   Accrued liability - other (Note 1)             62,225            62,225
   Gas imbalance payable                          31,448            30,890
   Asset retirement obligation -
      current (Note 1)                             5,921             3,481
                                              ----------        ----------
        Total current liabilities             $  158,407        $  208,835

LONG-TERM LIABILITIES:
   Accrued liability                          $  146,592        $  151,391
   Asset retirement obligation
      (Note 1)                                   119,032           118,854
                                              ----------        ----------
        Total long-term liabilities           $  265,624        $  270,245

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $    6,239       ($   13,564)
   Limited Partners, issued and
      outstanding, 14,321 units                1,571,799         1,470,411
                                              ----------        ----------
        Total Partners' capital               $1,578,038        $1,456,847
                                              ----------        ----------
                                              $2,002,069        $1,935,927
                                              ==========        ==========

           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004              2003
                                               --------          --------

REVENUES:
   Oil and gas sales                           $508,024          $450,037
   Interest income                                  877               711
                                               --------          --------
                                               $508,901          $450,748

COSTS AND EXPENSES:
   Lease operating                             $ 82,539          $ 88,932
   Production tax                                28,835            28,661
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 14,492            29,657
   General and administrative
      (Note 2)                                   42,476            45,305
                                               --------          --------
                                               $168,342          $192,555
                                               --------          --------

NET INCOME                                     $340,559          $258,193
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 52,981          $ 42,774
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $287,578          $215,419
                                               ========          ========
NET INCOME per unit                            $  20.08          $  15.04
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========


















           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                  2004             2003
                                               ----------      ------------

REVENUES:
   Oil and gas sales                           $1,468,250       $1,545,418
   Interest income                                  1,991            1,946
                                               ----------       ----------
                                               $1,470,241       $1,547,364

COSTS AND EXPENSES:
   Lease operating                             $  308,823       $  304,301
   Production tax                                  85,769           91,957
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   48,102           65,095
   General and administrative
      (Note 2)                                    147,755          147,583
                                               ----------       ----------
                                               $  590,449       $  608,936
                                               ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $  879,792       $  938,428

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                              -      (       318)
                                               ----------       ----------

NET INCOME                                     $  879,792       $  938,110
                                               ==========       ==========
GENERAL PARTNER - NET INCOME                   $  138,404       $  149,582
                                               ==========       ==========
LIMITED PARTNERS - NET INCOME                  $  741,388       $  788,528
                                               ==========       ==========
NET INCOME per unit                            $    51.77       $    55.06
                                               ==========       ==========
UNITS OUTSTANDING                                  14,321           14,321
                                               ==========       ==========










           The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                                     2004          2003
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $879,792      $938,110
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                              -           318
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   48,102        65,095
      Increase in accounts receivable -
        oil and gas sales                         (  66,017)    (  45,472)
      Decrease in deferred charge                     7,282             -
      Decrease in accounts payable                (  57,018)    (   3,530)
      Increase in gas imbalance payable                 558             -
      Decrease in accrued liability               (   4,799)            -
                                                   --------      --------
Net cash provided by operating
   activities                                      $807,900      $954,521
                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($ 39,766)    ($ 76,313)
   Proceeds from sale of oil and
      gas properties                                    928             -
                                                   --------      --------
Net cash used by investing
   activities                                     ($ 38,838)    ($ 76,313)
                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($758,601)    ($712,144)
                                                   --------      --------
Net cash used by financing activities             ($758,601)    ($712,144)
                                                   --------      --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                     $ 10,461      $166,064

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              513,327       316,892
                                                   --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $523,788      $482,956
                                                   ========      ========



        The accompanying  condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2004, combined statements of operations for the three and nine months ended September 30, 2004 and 2003, and combined statements of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2004, the combined results of operations for the three and nine months ended September 30, 2004 and 2003, and the combined cash flows for the nine months ended September 30, 2004 and 2003.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at September 30, 2004 and December 31, 2003 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2004, the I-D, I-E, and I-F Partnerships recognized approximately $1,000, $6,000, and $3,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2004 and 2003 are as shown below.

                              I-D Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $ 30,430          $ 28,810
      Accretion expense                              271               291
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 30,701          $ 29,101
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 29,848          $ 29,376
      Settlements and disposals                        -         (   1,196)
      Accretion expense                              853               921
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 30,701          $ 29,101
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  1,193          $      -
      Asset Retirement Obligation -
         Long-Term                                29,508            29,101

                              I-E Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $284,732          $278,494
      Additions and revisions                        257                 -
      Accretion expense                            1,720             2,417
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $286,709          $280,911
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $281,230          $273,582
      Additions and revisions                        257                 -
      Accretion expense                            5,222             7,329
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $286,709          $280,911
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 10,851          $      -
      Asset Retirement Obligation -
         Long-Term                               275,858           280,911

                              I-F Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $123,985          $121,658
      Additions and revisions                        180                 -
      Accretion expense                              788             1,056
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $124,953          $122,714
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2004         9/30/2003
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $122,335          $119,428
      Additions and revisions                        180                 -
      Accretion expense                            2,438             3,286
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $124,953          $122,714
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  5,921          $      -
      Asset Retirement Obligation -
         Long-Term                               119,032           122,714


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $1,997                 $ 19,986
               I-E                     5,381                  116,220
               I-F                     2,696                   39,780

      During the nine months ended September 30, 2004, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                    $25,344                $ 59,958
               I-E                     40,238                 348,660
               I-F                     28,415                 119,340

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2004 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2004, the I-D, I-E, and I-F Partnerships recognized approximately $1,000, $6,000, and $3,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


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

                                I-D Partnership
                                ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2003               60,374       1,618,197
         Production                               (  847)      (   39,051)
         Extensions and discoveries                 1,748             983
         Revisions of previous
           estimates                                   92           2,225
                                                   ------       ---------

      Proved reserves, March 31, 2004              61,367       1,582,354
         Production                               (   840)     (   39,049)
         Extensions and discoveries                     -              21
         Revisions of previous
           estimates                                  866      (   30,597)
                                                   ------       ---------

      Proved reserves, June 30, 2004               61,393       1,512,729
         Production                               (   871)     (   37,834)
         Revisions of previous
           estimates                                  361          13,133
                                                   ------       ---------

      Proved reserves, Sept. 30, 2004              60,883       1,488,028
                                                   ======       =========

                                 I-E Partnership
                                ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)         Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2003              421,996       8,460,984
         Production                              ( 11,579)     (  215,701)
         Extensions and discoveries                 7,547           4,246
         Revisions of previous
            estimates                              12,342          11,905
                                                  -------       ---------

      Proved reserves, March 31, 2004             430,306       8,261,434
         Production                              ( 11,664)     (  210,241)
         Extensions and discoveries                     -              86
         Revisions of previous
            estimates                              19,262      (   24,881)
                                                  -------       ---------

      Proved reserves, June 30, 2004              437,904       8,026,398
         Production                              ( 11,151)     (  206,459)
         Extensions and discoveries                   931             415
         Revisions of previous
            estimates                              31,961          44,872
                                                  -------       ---------

      Proved reserves, Sept. 30, 2004             459,645       7,865,226
                                                  =======       =========

                                 I-F Partnership
                                ---------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)          (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2003             197,264        2,585,274
         Production                             (  5,237)      (   61,429)
         Extensions and discoveries                3,519            1,980
         Revisions of previous
            estimates                              5,842           10,243
                                                 -------        ---------

      Proved reserves, March 31, 2004            201,388        2,536,068
         Production                             (  5,084)      (   58,914)
         Extensions and discoveries                    -               38
         Revisions of previous
            estimates                              8,385       (   34,252)
                                                 -------        ---------

      Proved reserves, June 30, 2004             204,689        2,442,940
         Production                             (  5,061)      (   58,268)
         Extensions and discoveries                  668              295
         Revisions of previous
            estimates                             16,082           12,015
                                                 -------        ---------

      Proved reserves, Sept. 30, 2004            216,378        2,396,982
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2004, June 30, 2004, March 31, 2004, and December 31, 2003. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2004 will actually be realized for such production.

                          Net Present Value of Reserves (In 000's)
                        ------------------------------------------------
      Partnership         9/30/04      6/30/04      3/31/04     12/31/03
      -----------         -------      -------      -------     --------
         I-D              $ 4,806      $ 4,511      $ 4,525      $ 4,506
         I-E               27,498       25,057       24,590       24,355
         I-F                9,121        7,807        7,807        7,501


                                   Oil and Gas Prices
                        ------------------------------------------------
        Pricing           9/30/04      6/30/04      3/31/04     12/31/03
      -----------         -------      -------      -------     --------
      Oil (Bbl)           $ 49.56      $ 33.75      $ 32.50      $ 29.25
      Gas (Mcf)              6.23         6.04         5.63         5.77


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

      I-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2004             2003
                                                  --------         --------
      Oil and gas sales                           $229,257         $247,033
      Oil and gas production expenses             $ 30,838         $ 39,418
      Barrels produced                                 871            1,097
      Mcf produced                                  37,834           47,413
      Average price/Bbl                           $  41.91         $  26.07
      Average price/Mcf                           $   5.09         $   4.61

      As shown in the table above, total oil and gas sales decreased $17,776 (7.2%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this decrease, approximately $6,000 and $44,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $14,000 and $18,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 226 barrels and 9,579 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $8,580 (21.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and
      (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 13.5% for the three months ended September 30, 2004 from 16.0% for the three months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,733 (36.0%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.9% for the three months ended September 30, 2004 from 4.2% for the three months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $1,285 (5.5%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses increased to 9.6% for the three months ended September 30, 2004 from 9.4% for the three months ended September 30, 2003.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                    2004             2003
                                                  --------         --------
      Oil and gas sales                           $692,596         $811,884
      Oil and gas production expenses             $119,681         $151,336
      Barrels produced                               2,558            2,920
      Mcf produced                                 115,934          144,955
      Average price/Bbl                           $  37.67         $  28.84
      Average price/Mcf                           $   5.14         $   5.02

      As shown in the table above, total oil and gas sales decreased $119,288 (14.7%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately $146,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by increases of approximately $23,000 and $14,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 362 barrels and 29,021 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the temporary shutting-in of one significant well due to production difficulties during a portion of the nine months ended September 30, 2004. The shut-in well returned to production in mid 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,655 (20.9%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold,
      (ii) expenses incurred on one significant well related to the abandonment of that well during the nine months ended September 30, 2003 due to severe mechanical problems, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 17.3% for the nine months ended September 30, 2004 from 18.6% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,340 (5.0%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As a percentage of oil and gas sales, this expense increased to 3.7% for the nine months ended September 30, 2004 from 3.3% for the nine months ended September 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      General and administrative expenses increased $958 (1.1%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses increased to 12.3% for the nine months ended September 30, 2004 from 10.4% for the nine months ended September 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $17,114,175 or 237.87% of Limited Partners' capital contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $1,492,508       $1,459,272
      Oil and gas production expenses           $  267,718       $  302,237
      Barrels produced                              11,151           12,433
      Mcf produced                                 206,459          241,817
      Average price/Bbl                         $    40.60       $    26.60
      Average price/Mcf                         $     5.04       $     4.67

      As shown in the table above, total oil and gas sales increased $33,236 (2.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately $156,000 and $76,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $34,000 and $165,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,282 barrels and 35,358 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $34,519 (11.4%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses decreased to 17.9% for the three months ended September 30, 2004 from 20.7% for the three months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $35,969 (47.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) an increase in depletable oil and gas properties in 2003 primarily due to recompletion activities on one significant well,
      (ii) the decreases in volumes of oil and gas sold, and (iii) upward revisions in the estimates of remaining oil and gas reserves on another significant well since September 30, 2003. As a percentage of oil and gas sales, this expense decreased to 2.7% for the three months ended September 30, 2004 from 5.2% for the three months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $8,739 (6.7%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 8.1% for the three months ended September 30, 2004 from 8.9% for the three months ended September 30, 2003.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2004             2003
                                                ----------       ----------
      Oil and gas sales                         $4,418,764       $5,008,646
      Oil and gas production expenses           $  983,429       $1,060,956
      Barrels produced                              34,394           41,901
      Mcf produced                                 632,401          775,955
      Average price/Bbl                         $    35.22       $    27.54
      Average price/Mcf                         $     5.07       $     4.97

      As shown in the table above, total oil and gas sales decreased $589,882 (11.8%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately $207,000 and $713,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $264,000 and $66,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 7,507 barrels and 143,554 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the temporary shutting-in of one significant well due to production difficulties during a portion of the nine months ended September 30, 2004. The shut-in well returned to production in mid 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $77,527 (7.3%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. As a percentage of oil and gas sales, these expenses increased to 22.3% for the nine months ended September 30, 2004 from 21.2% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $36,897 (20.0%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves on one significant well since September 30, 2003. These decreases were partially offset by several wells being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.3% for the nine months ended September 30, 2004 from 3.7% for the nine months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 8.8% for the nine months ended September 30, 2004 from 7.8% for the nine months ended September 30, 2003. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $70,314,552 or 168.06% of Limited Partners' capital contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2004             2003
                                                  --------         --------
      Oil and gas sales                           $508,024         $450,037
      Oil and gas production expenses             $111,374         $117,593
      Barrels produced                               5,061            5,424
      Mcf produced                                  58,268           67,497
      Average price/Bbl                           $  40.65         $  26.35
      Average price/Mcf                           $   5.19         $   4.55

      As shown in the table above, total oil and gas sales increased $57,987 (12.9%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this increase, approximately $72,000 and $37,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $9,000 and $42,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 363 barrels and 9,229 Mcf, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,219 (5.3%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 21.9% for the three months ended September 30, 2004 from 26.1% for the three months ended September 30, 2003. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,165 (51.1%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This decrease was primarily due to (i) an increase in depletable oil and gas properties in 2003 primarily due to recompletion activities on one significant well and
      (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.9% for the three months ended September 30, 2004 from 6.6% for the three months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses decreased $2,829 (6.2%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended September 30, 2004 from 10.1% for the three months ended September 30, 2003. This percentage decrease was primarily due to (i) the increase in oil and gas sales and (ii) the dollar decrease in general and administrative expenses.

      NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                     2004           2003
                                                  ----------     ----------
      Oil and gas sales                           $1,468,250     $1,545,418
      Oil and gas production expenses             $  394,592     $  396,258
      Barrels produced                                15,382         18,657
      Mcf produced                                   178,611        203,991
      Average price/Bbl                           $    35.50     $    27.57
      Average price/Mcf                           $     5.16     $     5.05

      As shown in the table above, total oil and gas sales decreased $77,168 (5.0%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, approximately $90,000 and $128,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $122,000 and $19,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,275 barrels and 25,380 Mcf, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on several wells during the nine months ended September 30, 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the temporary shutting-in of one significant well due to production difficulties during a portion of the nine months ended September 30, 2004. The shut-in well returned to production in mid 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the nine months ended September 30, 2004 and 2003. A decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) workover expenses incurred on one significant well during the nine months ended September 30, 2003, and (iii) a decline in workover expenses incurred on another significant well during the nine months ended September 30, 2004 when compared to the same well during the nine months ended September 30, 2003. These decreases were partially offset by (i) workover expenses incurred on two significant wells during the nine months ended September 30, 2004 and (ii) repair and maintenance expenses incurred on another significant well during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses increased to 26.9% for the nine months ended September 30, 2004 from 25.6% for the nine months ended September 30, 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,993 (26.1%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) an increase in depletable oil and gas properties in 2003 primarily due to recompletion activities on one significant well. As a percentage of oil and gas sales, this expense decreased to 3.3% for the nine months ended September 30, 2004 from 4.2% for the nine months ended September 30, 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 10.1% for the nine months ended September 30, 2004 from 9.5% for the nine months ended September 30, 2003.

      The Limited Partners have received cash distributions through September 30, 2004 totaling $22,116,664 or 154.44% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     CONTROLS AND PROCEDURES

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


                           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 12, 2004            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 12, 2004            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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