Form 10-K
period 2004-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E
filed 2005-03-30
CIK 799178, 811031, 806613

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2004

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                    FORM 10-K
                                TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES.................................................9
      ITEM 3.     LEGAL PROCEEDINGS.........................................18
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......19
PART II.....................................................................19
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......19
      ITEM 6.     SELECTED FINANCIAL DATA...................................22
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................26
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................41
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............41
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................41
      ITEM 9A.    CONTROLS AND PROCEDURES...................................42
      ITEM 9B.    OTHER INFORMATION.........................................42
PART III....................................................................42
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...42
      ITEM 11.    EXECUTIVE COMPENSATION....................................43
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................48
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............49
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................50
PART IV.....................................................................51
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................51

SIGNATURES..................................................................61

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2004, Samson owned interests in approximately 16,000 oil and gas wells located in 18 States of the United States and the countries of Canada, Venezuela, and Australia. At December 31, 2004, Samson operated approximately 5,000 oil and gas wells located in 14 states of the United States, as well as Canada, Venezuela, and Australia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2005, Samson employed approximately 1,100 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

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


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the price of steel may increase the costs of any future workover, recompletion or drilling activities conducted by the Partnerships.


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


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2004:

   Partnership              Customer                      Percentage
   -----------              --------                      ----------

      I-D         Chevron U.S.A., Inc. ("Chevron")           29.3%
                  Duke Energy Field Services, Inc.
                     ("Duke")                                21.5%
                  Enogex Services Corporation                11.6%
                  Cinergy Marketing Company
                     ("Cinergy")                             11.4%

      I-E         Chevron                                    24.5%
                  BP America Production
                     Company ("BP")                          12.4%
                  Duke                                       11.8%
                  Cinergy                                    11.4%

      I-F         Cinergy                                    16.9%
                  Duke                                       13.7%
                  BP                                         13.3%
                  Chevron                                    10.2%

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

ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2004.


                              Well Statistics(1)
                            As of December 31, 2004


P/ship         Number of Gross Wells(2)           Number of Net Wells(3)
------         ------------------------           -----------------------
               Total     Oil      Gas             Total      Oil      Gas
               -----    -----    -----            -----     -----    -----

I-D             540      417      123              3.56       .73     2.83
I-E             834      658      176             31.25     14.23    17.02
I-F             824      658      166             13.81      6.03     7.78

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


      Drilling Activities

      During the year ended December 31, 2004, the Partnerships directly or indirectly participated in the drilling activities described below:

I-D Partnership
---------------
                                       Working    Revenue
Well Name              County    St.   Interest   Interest  Type    Status
---------------      ---------   ---   --------   --------  ----  ---------
Freda #1-11          Grady       OK        -       .0010     Gas  Producing
Hedgecock #4-12      Caddo       OK        -       .0020     Gas  Producing
Inlow #3-11          Caddo       OK        -       .0015     Gas  Producing
Inlow #4-11          Caddo       OK        -       .0015     Gas  Producing
Katie #4-11          Washita     OK        -       .0014     Gas  Producing
Chandra #1-4         Caddo       OK        -       .0019     Oil  Producing
Jo-Mill Unit         Borden      TX     .0014      .0012     Oil  Producing
 (27 new wells)

I-E Partnership
---------------
                                       Working    Revenue
Well Name              County    St.   Interest   Interest  Type    Status
---------------      ---------   ---   --------   --------  ----  ---------
Freda #1-11           Grady      OK        -       .0044     Gas  Producing
Hedgecock #4-12       Caddo      OK        -       .0134     Gas  Producing
Inlow #3-11           Caddo      OK        -       .0096     Gas  Producing
Inlow #4-11           Caddo      OK        -       .0096     Gas  Producing
Katie #4-11           Washita    OK        -       .0046     Gas  Producing
Chandra #1-4          Caddo      OK        -       .0062     Oil  Producing
Ramey #1-13           Woodward   OK     .0288      .0237     Oil  Producing
Jo-Mill Unit          Borden     TX     .0060      .0053     Oil  Producing
 (27 new wells)

I-F Partnership
---------------
                                       Working    Revenue
Well Name              County    St.   Interest   Interest  Type    Status
---------------      ---------   ---   --------   --------  ----  ---------
Freda #1-11          Grady       OK        -       .0020     Gas  Producing
Hedgecock #4-12      Caddo       OK        -       .0063     Gas  Producing
Inlow #3-11          Caddo       OK        -       .0045     Gas  Producing
Inlow #4-11          Caddo       OK        -       .0045     Gas  Producing
Katie #4-11          Washita     OK        -       .0016     Gas  Producing
Chandra #1-4         Caddo       OK        -       .0021     Oil  Producing
Ramey #1-13          Woodward    OK     .0202      .0166     Oil  Producing
Jo-Mill Unit         Borden      TX     .0028      .0025     Oil  Producing
 (27 new wells)


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


                              Net Production Data

                                I-D Partnership
                                ---------------

                                         Year Ended December 31,
                                 ---------------------------------------
                                   2004             2003          2002
                                 --------        ----------     --------
Production:
   Oil (Bbls)                       3,470             3,764        3,662
   Gas (Mcf)                      147,339           180,252      232,115

Oil and gas sales:
   Oil                           $139,002        $  108,662     $ 90,794
   Gas                            792,446           899,167      631,013
                                  -------         ---------      -------
     Total                       $931,448        $1,007,829     $721,807
                                  =======         =========      =======
Total direct operating
   expenses                      $170,669        $  184,641     $193,298
                                  =======         =========      =======

Direct operating expenses
   as a percentage of oil
   and gas sales                    18.3%             18.3%        26.8%

Average sales price:
   Per barrel of oil               $40.06            $28.87       $24.79
   Per Mcf of gas                    5.38              4.99         2.72

Direct operating expenses
   per equivalent Bbl of
   oil                              $6.09             $5.46        $4.56

                              Net Production Data

                                I-E Partnership
                                ---------------

                                            Year Ended December 31,
                                      --------------------------------------
                                         2004          2003          2002
                                      ----------    ----------    ----------
Production:
   Oil (Bbls)                             44,611        53,377        47,779
   Gas (Mcf)                             816,326       981,953     1,236,432

Oil and gas sales:
   Oil                                $1,675,443    $1,471,470    $1,089,419
   Gas                                 4,272,200     4,805,295     3,350,510
                                       ---------     ---------     ---------
     Total                            $5,947,643    $6,276,765    $4,439,929
                                       =========     =========     =========
Total direct operating
   expenses                           $1,404,113    $1,410,871    $1,374,975
                                       =========     =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                           23.6%         22.5%         31.0%

Average sales price:
   Per barrel of oil                      $37.56        $27.57        $22.80
   Per Mcf of gas                           5.23          4.89          2.71

Direct operating expenses
   per equivalent Bbl of
   oil                                     $7.77         $6.50         $5.42

                              Net Production Data

                                I-F Partnership
                                ---------------

                                           Year Ended December 31,
                                 ------------------------------------------
                                    2004            2003            2002
                                 ----------      ----------      ----------
Production:
   Oil (Bbls)                        19,943          23,950          22,670
   Gas (Mcf)                        229,104         256,653         302,990

Oil and gas sales:
   Oil                           $  753,620      $  665,464      $  509,350
   Gas                            1,255,805       1,303,202         856,855
                                  ---------       ---------       ---------
     Total                       $2,009,425      $1,968,666      $1,366,205
                                  =========       =========       =========
Total direct operating
   expenses                      $  575,214      $  541,712      $  526,428
                                  =========       =========       =========

Direct operating expenses
   as a percentage of oil
   and gas sales                      28.6%           27.5%           38.5%

Average sales price:
   Per barrel of oil                 $37.79          $27.79          $22.47
   Per Mcf of gas                      5.48            5.08            2.83

Direct operating expenses
   per equivalent Bbl of
   oil                                $9.90           $8.12           $7.19


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2004. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2004. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2004 ($43.36 per barrel and $6.02 per Mcf, respectively) were higher than the prices in effect on December 31, 2003 ($29.25 per barrel and $5.77 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2004 to be higher than such estimates and values at December 31, 2003. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2004. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2004 will actually be realized for such production.

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

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves
                          As of December 31, 2004(1)

I-D Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     1,516,243
     Oil and liquids (Bbls)                                           71,201

   Net present value (discounted at 10% per annum)               $ 4,527,378

I-E Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     8,079,380
     Oil and liquids (Bbls)                                          500,364

   Net present value (discounted at 10% per annum)               $25,701,037

I-F Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     2,401,195
     Oil and liquids (Bbls)                                          238,894

   Net present value (discounted at 10% per annum)               $ 8,503,429
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


      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2004:

                               Operated Wells
                  -------------------------------------
                  Partnership       Number      Percent
                  -----------       ------      -------

                       I-D            26          4%
                       I-E            40          4%
                       I-F            40          4%

      The following table sets forth certain well and reserves information as of December 31, 2004 for the basins in which the Partnerships own a significant amount of properties. The table contains the following information for each significant basin: (i) the number of gross and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas Panhandle. The Permian Basin straddles west Texas and southeast New Mexico.


                                         Significant Properties as of December 31, 2004
                                         ----------------------------------------------

                                                                       Wells
                                                                    Operated by
                                                                     Affiliates         Oil           Gas
                          Gross      Net      Other      Total      -------------     Reserves      Reserves       Present
     Basin                Wells     Wells     Wells(1)   Wells      Number   %(2)      (Bbl)         (Mcf)          Value
----------------          -----     -----     ------     ------     ------   ----     --------     ---------     -----------

I-D Partnership:
  Anadarko                  80       2.03       62        142         22      15%       7,274        833,111     $ 2,172,669
  Permian                  424        .69        4        428          -       -       60,645        536,165       1,984,922

I-E Partnership:
  Permian                  435       4.23        4        439          8       2%     301,318      3,205,875     $11,409,703
  Anadarko                  99      10.74       68        167         28      17%      36,126      3,830,702      10,024,189

I-F Partnership:
  Anadarko                  99       4.88       69        168         28      17%      16,021      1,687,955     $ 4,424,889
  Permian                  425       1.94        -        425          8       2%     148,864        176,543       2,011,658


---------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.
(2)  Percent of the Partnership's total wells in the basin which are operated by affiliates of the Partnerships.


      Following is a description of those oil and gas properties whose revisions in the estimated proved reserves (based on equivalent barrels of oil) as of December 31, 2004, as compared to December 31, 2003, were significant to the Partnerships.

      The I-D, I-E, and I-F Partnerships' estimated proved reserves increased approximately 15,000, 65,000, and 30,000 barrels of oil equivalent, respectively, in the Jo-Mill Unit, which is a large unitized property in Borden County, Texas from December 31, 2003 to December 31, 2004. This increase was primarily due to the completion of several new wells in 2004 and a revised forecast in reserves based on actual production experience.


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

      On April 23, 2002 the Prior Owners entered into a settlement agreement with Xplor thereby settling for $165,000 the judgment in favor of Xplor. On January 23, 2003 the Court of Appeals ruled against Newton on all issues except the one claim resulting in the $300 liability to the Prior Owners, and remanded the case to the trial court to determine and award to Newton any portion of the alleged attorneys' fees awarded to them that is attributable solely to the $300 award against the Prior Owners. The Prior Owners requested the Texas Supreme Court to reverse this decision as to the $300 claim and its related attorneys' fees. The Texas Supreme Court initially declined to consider this request, but in October 2004 entertained oral arguments on the matter. A decision is expected in 2005.

      Except as described above, to the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2004.


                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 3, 2005, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                                 Number of
                                 Number of        Limited
               Partnership         Units          Partners
               -----------       ---------       ---------
                   I-D             7,195             590
                   I-E            41,839           2,240
                   I-F            14,321             690

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

                            Repurchase Offer Prices
                            -----------------------

                       2003                          2004                 2005
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $160   $153    $263   $243     $222    $207   $273   $252      $232
 I-E        141    131     237    217      197     182    249    226       204
 I-F        162    151     230    217      200     187    221    202       182


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

                           Right of Presentment Prices
                          ---------------------------

                     2003                            2004                 2005
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $169   $163    $260   $246     $231    $221   $272   $257      $243
 I-E        148    141     238    224      209     199    249    233       218
 I-F        161    153     229    219      208     199    221    208       193

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

      The following is a summary of cash distributions paid to the Limited Partners during 2003 and 2004 and the first quarter of 2005:

                              Cash Distributions
                              ------------------

                                    2003
                   -----------------------------------
                    1st         2nd        3rd         4th
      P/ship        Qtr.        Qtr.       Qtr.        Qtr.
      ------       ------      ------     ------      ------

       I-D         $13.07      $ 7.64     $23.21      $20.43
       I-E          13.89        9.13      28.30       20.10
       I-F           9.15       10.82      20.11       13.76

                                    2004                           2005
                   -----------------------------------------      ------
                    1st         2nd         3rd         4th         1st
      P/ship        Qtr.        Qtr.        Qtr.        Qtr.        Qtr.
      ------       ------      ------     ------      ------      ------

       I-D         $21.27      $14.46     $16.40      $21.54      $20.15
       I-E          20.36       14.75      18.98       22.37       22.13
       I-F          16.06       13.41      15.22       19.34       20.04


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."


                                                 Selected Financial Data

                                                     I-D Partnership
                                                     ---------------

                                    2004              2003           2002             2001              2000
                                 ----------       ------------    ----------       ----------       ------------

Oil and Gas Sales                 $931,448         $1,007,829      $721,807         $980,513         $1,277,648
Net Income:
  Limited Partners                 527,503            540,277       327,473          537,720            770,633
  General Partner                   97,832            106,891        63,388          104,007            144,360
  Total                            625,335            647,168       390,861          641,727            914,993
Limited Partners' Net
  Income per Unit                    73.32              75.09         45.51            74.74             107.11
Limited Partners' Cash
  Distributions per
  Unit                               73.67              64.35         50.30           111.05              91.32
Total Assets                       868,349            863,990       764,909          768,994          1,064,341
Partners' Capital
  (Deficit):
  Limited Partners                 767,241            769,738       692,461          726,988            988,268
  General Partner                (  20,255)       (    23,613)    (  22,566)       (  32,551)       (    11,358)
Number of Units
  Outstanding                        7,195              7,195         7,195            7,195              7,195




                                                 Selected Financial Data

                                                     I-E Partnership
                                                     ---------------

                               2004              2003              2002              2001               2000
                           ------------      ------------      ------------      ------------      ------------

Oil and Gas Sales           $5,947,643        $6,276,765        $4,439,929        $5,986,774        $6,819,350
Net Income:
  Limited Partners           3,256,207         3,249,876         1,938,357         2,402,419         3,762,340
  General Partner              603,535           651,413           381,049           566,576           737,129
  Total                      3,859,742         3,901,289         2,319,406         2,968,995         4,499,469
Limited Partners' Net
  Income per Unit                77.83             77.68             46.33             57.42             89.92
Limited Partners' Cash
  Distributions per
  Unit                           76.46             71.42             41.66            111.02             77.96
Total Assets                 5,138,680         5,002,936         4,485,466         4,235,904         6,445,895
Partners' Capital
  (Deficit):
  Limited Partners           4,269,484         4,212,277         3,950,401         3,755,044         5,997,625
  General Partner          (    73,642)      (    99,284)      (    92,930)      (   183,708)      (    25,660)
Number of Units
  Outstanding                   41,839            41,839            41,839            41,839            41,839




                                                 Selected Financial Data

                                                     I-F Partnership
                                                     ---------------

                                     2004             2003            2002             2001             2000
                                 ------------     ------------    ------------     ------------     ------------

Oil and Gas Sales                 $2,009,425       $1,968,666      $1,366,205       $1,594,591       $2,022,926
Net Income:
  Limited Partners                   997,031          986,150         489,409          279,459        1,035,200
  General Partner                    186,124          187,031          97,261           96,425          205,081
  Total                            1,183,155        1,173,181         586,670          375,884        1,240,281
Limited Partners' Net
  Income per Unit                      69.62            68.86           34.17            19.51            72.29
Limited Partners' Cash
  Distributions per
  Unit                                 64.03            53.84           17.46            86.02            58.80
Total Assets                       2,055,222        1,935,927       1,587,402        1,391,116        2,261,944
Partners' Capital
  (Deficit):
  Limited Partners                 1,550,442        1,470,411       1,255,261        1,015,852        1,968,393
  General Partner                (     1,201)     (    13,564)    (    15,418)     (    49,082)           7,531
Number of Units
  Outstanding                         14,321           14,321          14,321           14,321           14,321


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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.

      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes) is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 and for the year ended December 31, 2003 as compared to the year ended December 31, 2002.


                                I-D Partnership
                                ---------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales decreased $76,381 (7.6%) in 2004 as compared to 2003. Of this decrease, approximately $8,000 and $164,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $39,000 and $57,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 294 barrels and 32,913 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during 2004 in order to perform a workover. As of the date of this Annual Report, the operator has not determined when the shut-in well will return to production. Average oil and gas prices increased to $40.06 per barrel and $5.38 per Mcf, respectively, in 2004 from $28.87 per barrel and $4.99 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,972 (7.6%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses remained constant at 18.3% in 2004 and 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $39,268 (54.1%) in 2004 as compared to 2003. This decrease was primarily due to (i) one significant well being fully depleted in 2003 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by several other wells being fully depleted in 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.6% in 2004 from 7.2% in 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 11.4% in 2004 from 10.5% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $17,269,175 or 240.03% of Limited Partners' capital contributions.


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



                                I-E Partnership
                                ---------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales decreased $329,122 (5.2%) in 2004 as compared to 2003. Of this decrease, approximately $242,000 and $810,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $446,000 and $277,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 8,766 barrels and 165,627 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during 2004 in order to perform a workover. As of the date of this Annual Report, the operator has not determined when the shut-in well will return to production. Average oil and gas prices increased to $37.56 per barrel and $5.23 per Mcf, respectively, in 2004 from $27.57 per barrel and $4.89 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant in 2004 and 2003. A decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold was substantially offset by (i) workover expenses incurred on several wells during 2004 and (ii) repair and maintenance expenses incurred on another significant well during 2004. As a percentage of oil and gas sales, these expenses increased to 23.6% in 2004 from 22.5% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $290,890 (59.8%) in 2004 as compared to 2003. This decrease was primarily due to (i) one significant well being fully depleted in 2003 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by several other wells being fully depleted in 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.3% in 2004 from 7.7% in 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 8.5% in 2004 from 8.2% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $71,250,552 or 170.30% of Limited Partners' capital contributions.


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


                                I-F Partnership
                                ---------------

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales increased $40,759 (2.1%) in 2004 as compared to 2003. Of this increase, approximately $200,000 and $92,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $111,000 and $140,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,007 barrels and 27,549 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of oil sold was primarily due to
(i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during 2003. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by a negative prior period volume adjustment made by the operator on one significant well during 2003. Average oil and gas prices increased to $37.79 per barrel and $5.48 per Mcf, respectively, in 2004 from $27.79 per barrel and $5.08 per Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $33,502 (6.2%) in 2004 as compared to 2003. This increase was primarily due to (i) workover expenses incurred on several wells during 2004 and (ii) repair and maintenance expenses incurred on another significant well during 2004. These increases were partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 28.6% in 2004 from 27.5% in 2003.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,847 (15.8%) in 2004 as compared to 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) an increase in depletable oil and gas properties in 2003 primarily due to recompletion activities on one significant well. As a percentage of oil and gas sales, this expense decreased to 3.4% in 2004 from 4.1% in 2003. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 9.4% in 2004 from 9.6% in 2003.

      The Limited Partners have received cash distributions through December 31, 2004 totaling $22,393,664 or 156.37% of Limited Partners' capital contributions.


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


      Average Sales Prices, Production Volumes and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per barrel of oil equivalent (one barrel of oil or six Mcf of gas) for 2004, 2003, and 2002.

                             2004 Compared to 2003
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship                2004                     2003            % Change
------          ------------------      ------------------   --------------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil    Gas
                -------    -------      -------    -------   -----    -----

 I-D            $40.06      $5.38       $28.87      $4.99       39%     8%
 I-E             37.56       5.23        27.57       4.89       36%     7%
 I-F             37.79       5.48        27.79       5.08       36%     8%



                              Production Volumes
---------------------------------------------------------------------------
 P/ship            2004                     2003               % Change
--------    ------------------      --------------------     --------------
             Oil         Gas         Oil           Gas        Oil      Gas
            (Bbls)      (Mcf)       (Bbls)        (Mcf)      (Bbls)   (Mcf)
            ------     -------      ------       -------     ------   -----

  I-D        3,470     147,339       3,764       180,252     ( 8%)    (18%)
  I-E       44,611     816,326      53,377       981,953     (16%)    (17%)
  I-F       19,943     229,104      23,950       256,653     (17%)    (11%)



                         Average Production Costs per
                           Barrel of Oil Equivalent
                    --------------------------------------
                    P/ship     2004      2003     % Change
                    ------    -----     -----     --------

                     I-D      $6.09     $5.46        12%
                     I-E       7.77      6.50        20%
                     I-F       9.90      8.12        22%

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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production generally are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2004 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2004 would have the following remaining lives:

                  Partnership       Gas-Years      Oil-Years
                  -----------       ---------      ---------

                      I-D              10.3           20.5
                      I-E               9.9           11.2
                      I-F              10.5           12.0

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease in the oil and gas prices at December 31, 2004 may cause an increase or decrease in the estimated life of said reserves.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments for any of the Partnerships in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2004, 2003, and 2002, the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas developmental activities, primarily well recompletion and developmental drilling:

               Partnership      2004        2003        2002
               -----------    --------    --------    --------

                  I-D         $ 22,991    $ 39,589    $ 18,908
                  I-E          116,369     201,567     169,433
                  I-F           57,596      92,849      68,426

While these expenditures may reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2004, 2003, and 2002. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sales of oil and gas properties during 2004, 2003, and 2002, were as follows:

            Partnership        2004        2003         2002
            -----------       ------      -------     --------

                I-D           $  917      $   101     $ 50,469
                I-E            8,922       27,972      165,692
                I-F            2,453       20,097       57,889

      Over the years, as part of the normal course of business, some of the Partnerships' interests in wells have been sold, generally at oil and gas auctions. Given the generally favorable current environment for oil and gas dispositions, it is possible that the number of and value of properties considered for sale may increase. In the event of sales, any net proceeds are distributed as soon as possible after the disposition. Future production, costs, and cash flow will be reduced as properties are sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not generally replacing production through acquisitions of producing properties and extensive drilling.

      The General Partner expects general and administrative expenses to increase substantially during 2005 and 2006 due to costs required to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase will reduce cash available for distribution. The General Partner expects at least a portion of this anticipated increase in general and administrative expenses to continue in years beyond 2006.

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

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.

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

                  Increase in   Increase (Decrease)
                  Capitalized   in Net Income for
                  Cost of Oil    the Change in            Asset
                    and Gas       Accounting           Retirement
Partnership       Properties       Principle           Obligation
-----------      ------------   ------------------     ----------

    I-D             $ 30,000         $1,000             $ 29,000
    I-E              278,000          4,000              274,000
    I-F              119,000        (   300)             119,000

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2004, the I-D, I-E, and I-F Partnerships recognized approximately $2,000, $25,000, and $15,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


      New Accounting Pronouncements

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
pronouncements that would have an impact on the Partnerships' future results of operations and financial position.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 2004. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


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


ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2004 but which was not so reported.



                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name        Age    Position with Geodyne
      ----------------  ---   --------------------------------
      Dennis R. Neill    53   President and Director

      Judy K. Fox        54   Secretary

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2004 of reports required under Section 16 of the Securities Exchange Act of 1934.


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


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for 2004, 2003, and 2002, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amount charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements.


            Partnership         2004          2003         2002
            -----------       --------      --------     --------
                I-D           $ 79,944      $ 79,944     $ 79,944
                I-E            464,880       464,880      464,880
                I-F            159,120       159,120      159,120

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2004, 2003, and 2002:


                                                  Salary Reimbursement
                                                     I-D Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2004

                                                                       Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                   Awards                Payouts
                              -------------------------         ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2002      -           -         -           -               -            -           -
                      2003      -           -         -           -               -            -           -
                      2004      -           -         -           -               -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2002    $42,690       -         -           -               -            -           -
                      2003    $43,391       -         -           -               -            -           -
                      2004    $46,491       -         -           -               -            -           -

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



                                                  Salary Reimbursement
                                                     I-E Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2004

                                                                       Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                   Awards                Payouts
                              -------------------------         ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2002       -          -         -           -               -            -           -
                      2003       -          -         -           -               -            -           -
                      2004       -          -         -           -               -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2002    $248,246      -         -           -               -            -           -
                      2003    $252,323      -         -           -               -            -           -
                      2004    $270,351      -         -           -               -            -           -
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



                                                  Salary Reimbursement
                                                     I-F Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2004

                                                                    Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                   Awards                Payouts
                              -------------------------         ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2002      -           -         -           -               -            -           -
                      2003      -           -         -           -               -            -           -
                      2004      -           -         -           -               -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2002    $84,970       -         -           -               -            -           -
                      2003    $86,366       -         -           -               -            -           -
                      2004    $92,536       -         -           -               -            -           -
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of the date of filing this Annual Report by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                     Number of Units
                                                       Beneficially
                                                      Owned (Percent
          Beneficial Owner                           of Outstanding)
------------------------------------                ------------------

I-D Partnership:
---------------
  Samson Resources Company                           2,066      (28.7%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   2,066      (28.7%)

I-E Partnership:
---------------
  Samson Resources Company                          11,769      (28.1%)


  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  11,769      (28.1%)

I-F Partnership:
---------------
  Samson Resources Company                           4,714      (32.9%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   4,714      (32.9%)



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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2004 and 2003, each Partnership paid the following audit fees:

                                                 2004        2003
                                                -------     -------
      Year-end audit per engagement letter      $21,560     $19,250
      1st quarter 10-Q review                       825         750
      2nd quarter 10-Q review                       825         750
      3rd quarter 10-Q review                       825         750


      Audit-Related Fees

      During 2004 and 2003 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2004 and 2003 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      All Other Fees

      During 2004 and 2003 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.

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


                                    PART IV.


ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

      (1) Financial Statements: The following financial statements for the

            Geodyne Energy Income Limited Partnership I-D
            Geodyne Energy Income Limited Partnership I-E
            Geodyne Energy Income Limited Partnership I-F

            as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 are filed as part of this report:

            Report of Independent Registered Public Accounting Firm Combined Balance Sheets
            Combined Statements of Operations
            Combined Statements of Changes in
                  Partners' Capital (Deficit)
            Combined Statements of Cash Flows
            Notes to Combined Financial Statements


      (2) Financial Statement Schedules:

            None.

      (3)   Exhibits:

 Exh.
 No.        Exhibit
 ----       -------

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

 4.8 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 4.8 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 4.12 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D dated November 18, 2003 filed as Exhibit 4.12 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

*4.20 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 4.24 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.24 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 4.32 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.32 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 4.36 Fifth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 10.6 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy

            Income Production Partnership I-D filed as Exhibit 10.6 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 10.12 Fifth Amendment to Amended and Restated Agreement of Partnership Dated November 18, 2003 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.12 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 10.18 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.18 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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


                                          March 30, 2005

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

By:   //s//Dennis R. Neill      President and            March 30, 2005
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         March 30, 2005
      -------------------       Officer (Principal
         Craig D. Loseke        Financial and
                                Accounting Officer)

      //s//Judy K. Fox          Secretary                March 30, 2005
      -------------------
         Judy K. Fox

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
GEODYNE PRODUCTION PARTNERSHIP I-D

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-D, an Oklahoma limited partnership, and Geodyne Production Partnership I-D, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 30, 2005

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                            Combined Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------
                                                  2004            2003
                                               ----------      ----------
CURRENT ASSETS:
   Cash and cash equivalents                    $250,839        $257,054
   Accounts receivable:
      Oil and gas sales                          153,570         129,047
                                                 -------         -------
      Total current assets                      $404,409        $386,101

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 381,334         391,322

DEFERRED CHARGE                                   82,606          86,567
                                                 -------         -------
                                                $868,349        $863,990
                                                 =======         =======

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $ 25,242        $ 24,251
   Gas imbalance payable                          34,587          28,358
   Asset retirement obligation-
      current (Note 1)                             2,453             252
                                                 -------         -------
      Total current liabilities                 $ 62,282        $ 52,861

LONG-TERM LIABILITIES:
   Accrued liability                            $ 30,433        $ 35,408
   Asset retirement obligation
      (Note 1)                                    28,648          29,596
                                                 -------         -------
      Total long-term liabilities               $ 59,081        $ 65,004

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 20,255)      ($ 23,613)
   Limited Partners, issued and
      outstanding, 7,195 Units                   767,241         769,738
                                                 -------         -------
      Total Partners' capital                   $746,986        $746,125
                                                 -------         -------
                                                $868,349        $863,990
                                                 =======         =======

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       Combined Statements of Operations
             For the Years Ended December 31, 2004, 2003, and 2002


                                       2004          2003            2002
                                    ----------    ----------       --------
REVENUES:
   Oil and gas sales                $  931,448    $1,007,829       $721,807
   Interest income                       1,602         1,283          1,384
   Gain on sale of oil and
     gas properties                      2,798          -              -
                                      --------     ---------        -------
                                    $  935,848    $1,009,112       $723,191
COSTS AND EXPENSES:
   Lease operating                  $  106,712    $  115,533       $145,559
   Production tax                       63,957        69,108         47,739
   Depreciation, depletion,
      and amortization of oil
      and gas properties                33,315        72,583         35,475
   General and administrative          106,529       105,819        103,557
                                     ---------     ---------        -------
                                    $  310,513    $  363,043       $332,330
                                     ---------     ---------        -------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                           $  625,335    $  646,069       $390,861

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)                -            1,099           -
                                     ---------     ---------        -------
NET INCOME                          $  625,335    $  647,168       $390,861
                                     =========     =========        =======

GENERAL PARTNER -
   NET INCOME                       $   97,832    $  106,891       $ 63,388
                                     =========     =========        =======

LIMITED PARTNERS -
   NET INCOME                       $  527,503    $  540,277       $327,473
                                     =========     =========        =======

NET INCOME per Unit                 $    73.32    $    75.09       $  45.51
                                     =========     =========        =======

UNITS OUTSTANDING                        7,195         7,195          7,195
                                     =========     =========        =======

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                    Limited         General
                                   Partners         Partner        Total
                                  ----------      ----------    ----------

Balance, Dec. 31, 2001             $726,988       ($ 32,551)     $694,437
   Net income                       327,473          63,388       390,861
   Cash distributions             ( 362,000)      (  53,403)    ( 415,403)
                                    -------         -------       -------

Balance, Dec. 31, 2002             $692,461       ($ 22,566)     $669,895
   Net income                       540,277         106,891       647,168
   Cash distributions             ( 463,000)      ( 107,938)    ( 570,938)
                                    -------         -------       -------

Balance, Dec. 31, 2003             $769,738       ($ 23,613)     $746,125
   Net income                       527,503          97,832       625,335
   Cash distributions             ( 530,000)      (  94,474)   (  624,474)
                                    -------         -------       -------

Balance, Dec. 31, 2004             $767,241       ($ 20,255)     $746,986
                                    =======         =======       =======




              The accompanying notes are an integral part of these
                         combined financial statements.

                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                          2004           2003           2002
                                       ----------     ----------     ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                           $625,335       $647,168       $390,861
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                           -         (   1,099)          -
      Depreciation, depletion,
         and amortization of oil
         and gas properties               33,315         72,583         35,475
      Gain on sale of oil and
         gas properties                (   2,798)          -              -
      Settlement of asset
         retirement obligation              -         (      20)          -
      Increase in accounts
         receivable - oil
         and gas sales                 (  24,523)     (  18,389)     (  49,435)
      Decrease in deferred
         charge                            3,961          3,103          8,763
      Increase (decrease) in
         accounts payable                  1,794      (   4,533)        18,698
      Increase in gas
         imbalance payable                 6,229          1,152            105
      Increase (decrease) in
         accrued liability             (   4,975)     (   3,616)         1,654
                                         -------        -------        -------
   Net cash provided by
      operating activities              $638,338       $696,349       $406,121
                                         -------        -------        -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                ($ 20,836)     ($ 39,589)     ($ 18,908)
   Proceeds from sale of
      oil and gas properties                 757            101         50,469
                                         -------        -------        -------
   Net cash provided (used) by
      investing activities             ($ 20,079)     ($ 39,488)      $ 31,561
                                         -------        -------        -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                  ($624,474)     ($570,938)     ($415,403)
                                         -------        -------        -------
   Net cash used by financing
      activities                       ($624,474)     ($570,938)     ($415,403)
                                         -------        -------        -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           ($  6,215)      $ 85,923       $ 22,279

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                257,054        171,131        148,852
                                         -------        -------        -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                     $250,839       $257,054       $171,131
                                         =======        =======        =======



              The accompanying notes are an integral part of these
                         combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE PRODUCTION PARTNERSHIP I-E

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Production Partnership I-E, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP







Tulsa, Oklahoma
March 30, 2005

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                            Combined Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------
                                                   2004            2003
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,579,268      $1,541,576
   Accounts receivable:
      Oil and gas sales                            958,801         806,189
                                                 ---------       ---------
      Total current assets                      $2,538,069      $2,347,765

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,176,302       2,200,076

DEFERRED CHARGE                                    424,309         455,095
                                                 ---------       ---------
                                                $5,138,680      $5,002,936
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  233,536      $  240,583
   Accrued liability - other (Note 1)               88,892          88,892
   Gas imbalance payable                           117,263          92,999
   Asset retirement obligation-
      current (Note 1)                              71,029           5,347
                                                 ---------       ---------
      Total current liabilities                 $  510,720      $  427,821

LONG-TERM LIABILITIES:
   Accrued liability                            $  157,638      $  186,239
   Asset retirement obligation (Note 1)            274,480         275,883
                                                 ---------       ---------
      Total long-term liabilities               $  432,118      $  462,122

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($   73,642)    ($   99,284)
   Limited Partners, issued and
      outstanding, 41,839 Units                  4,269,484       4,212,277
                                                 ---------       ---------
      Total Partners' capital                   $4,195,842      $4,112,993
                                                 ---------       ---------
                                                $5,138,680      $5,002,936
                                                 =========       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       Combined Statements of Operations
             For the Years Ended December 31, 2004, 2003, and 2002

                                       2004           2003           2002
                                    ----------     ----------     ----------

REVENUES:
   Oil and gas sales                $5,947,643     $6,276,765     $4,439,929
   Interest income                      10,251          8,597          8,216
   Gain on sale of oil and
      gas properties                     8,993         21,072           -
                                     ---------      ---------      ---------
                                    $5,966,887     $6,306,434     $4,448,145
COSTS AND EXPENSES:
   Lease operating                  $1,029,623     $1,036,463     $1,107,171
   Production tax                      374,490        374,408        267,804
   Depreciation, depletion,
      and amortization of oil
      and gas properties               195,500        486,390        245,501
   General and administrative          507,532        512,062        508,263
                                     ---------      ---------      ---------
                                    $2,107,145     $2,409,323     $2,128,739
                                     ---------      ---------      ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                           $3,859,742     $3,897,111     $2,319,406

   Cumulative effect of
      change in accounting for
      asset retirement
      obligations (Note 1)                -             4,178           -
                                     ---------      ---------      ---------
NET INCOME                          $3,859,742     $3,901,289     $2,319,406
                                     =========      =========      =========

GENERAL PARTNER -
   NET INCOME                       $  603,535     $  651,413     $  381,049
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $3,256,207     $3,249,876     $1,938,357
                                     =========      =========      =========

NET INCOME per Unit                 $    77.83     $    77.68     $    46.33
                                     =========      =========      =========

UNITS OUTSTANDING                       41,839         41,839         41,839
                                     =========      =========      =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                 Limited          General
                                Partners          Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 2001         $3,755,044       ($183,708)     $3,571,336
   Net income                   1,938,357         381,049       2,319,406
   Cash distributions         ( 1,743,000)      ( 290,271)    ( 2,033,271)
                                ---------         -------       ---------

Balance, Dec. 31, 2002         $3,950,401       ($ 92,930)     $3,857,471
   Net income                   3,249,876         651,413       3,901,289
   Cash distributions         ( 2,988,000)      ( 657,767)    ( 3,645,767)
                                ---------         -------       ---------

Balance, Dec. 31, 2003         $4,212,277       ($ 99,284)     $4,112,993
   Net income                   3,256,207         603,535       3,859,742
   Cash distributions         ( 3,199,000)      ( 577,893)    ( 3,776,893)
                                ---------         -------       ---------

Balance, Dec. 31, 2004         $4,269,484       ($ 73,642)     $4,195,842
                                =========         =======       =========



              The accompanying notes are an integral part of these
                         combined financial statements.

                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                         2004           2003           2002
                                     ------------   ------------   ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $3,859,742     $3,901,289     $2,319,406
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                           -       (     4,178)          -
      Depreciation, depletion,
         and amortization of oil
         and gas properties              195,500        486,390        245,501
      Gain on sale of oil and
         gas properties              (     8,993)   (    21,072)          -
      Increase in accounts
         receivable - oil
         and gas sales               (   152,612)   (   105,731)   (   235,049)
      Decrease in deferred
         charge                           30,786         24,965         62,049
      Increase (decrease) in
         accounts payable            (     4,568)        11,704        129,078
      Decrease in accrued
         liability - other                  -              -       (   157,093)
      Increase (decrease) in gas
         imbalance payable                24,264    (    12,423)         5,957
      Decrease in accrued
         liability                   (    28,601)   (    18,563)   (    14,515)
                                       ---------      ---------      ---------
   Net cash provided by
      operating activities            $3,915,518     $4,262,381     $2,355,334
                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($  105,899)   ($  201,567)   ($  169,433)
   Proceeds from sale of
      oil and gas properties               4,966         27,972        165,692
                                       ---------      ---------      ---------
   Net cash used by
      investing activities           ($  100,933)   ($  173,595)   ($    3,741)
                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($3,776,893)   ($3,645,767)   ($2,033,271)
                                       ---------      ---------      ---------
   Net cash used by financing
      activities                     ($3,776,893)   ($3,645,767)   ($2,033,271)
                                       ---------      ---------      ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS               $   37,692     $  443,019     $  318,322

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              1,541,576      1,098,557        780,235
                                       ---------      ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $1,579,268     $1,541,576     $1,098,557
                                       =========      =========      =========


              The accompanying notes are an integral part of these
                         combined financial statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE PRODUCTION PARTNERSHIP I-F

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Production Partnership I-F, an Oklahoma general partnership, at December 31, 2004 and 2003, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP







Tulsa, Oklahoma
March 30, 2005

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                            Combined Balance Sheets
                          December 31, 2004 and 2003

                                    ASSETS
                                    ------
                                                   2004            2003
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  552,399      $  513,327
   Accounts receivable:
      Oil and gas sales                            335,364         262,908
                                                 ---------       ---------
      Total current assets                      $  887,763      $  776,235

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method                    840,849         811,852

DEFERRED CHARGE                                    326,610         347,840
                                                 ---------       ---------
                                                $2,055,222      $1,935,927
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  102,011      $  112,239
   Accrued liability - other (Note 1)               62,225          62,225
   Gas imbalance payable                            37,860          30,890
   Asset retirement obligation -
      current (Note 1)                              46,371           3,481
                                                 ---------       ---------
      Total current liabilities                 $  248,467      $  208,835

LONG-TERM LIABILITIES:
   Accrued liability                            $  139,114      $  151,391
   Asset retirement obligation (Note 1)            118,400         118,854
                                                 ---------       ---------
      Total long-term liabilities               $  257,514      $  270,245

PARTNERS' CAPITAL (DEFICIT):
  General Partner                              ($    1,201)    ($   13,564)
  Limited Partners, issued and
    outstanding, 14,321 Units                    1,550,442       1,470,411
                                                 ---------       ---------
    Total Partners' capital                     $1,549,241      $1,456,847
                                                 ---------       ---------
                                                $2,055,222      $1,935,927
                                                 =========       =========
              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       Combined Statements of Operations
             For the Years Ended December 31, 2004, 2003, and 2002

                                       2004           2003           2002
                                   ------------    ----------     ----------
REVENUES:
   Oil and gas sales                $2,009,425     $1,968,666     $1,366,205
   Interest income                       3,451          2,605          2,132
   Gain on sale of oil and
      gas properties                     3,093         14,766           -
                                     ---------      ---------      ---------
                                    $2,015,969     $1,986,037     $1,368,337
COSTS AND EXPENSES:
   Lease operating                  $  455,853     $  439,037     $  451,076
   Production tax                      119,361        102,675         75,352
   Depreciation, depletion,
      and amortization of oil
      and gas properties                68,582         81,429         68,429
   General and administrative          189,018        189,397        186,810
                                     ---------      ---------      ---------
                                    $  832,814     $  812,538     $  781,667
                                     ---------      ---------      ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                           $1,183,155     $1,173,499     $  586,670

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)                -       (       318)          -
                                     ---------      ---------      ---------
NET INCOME                          $1,183,155     $1,173,181     $  586,670
                                     =========      =========      =========

GENERAL PARTNER  -
   NET INCOME                       $  186,124     $  187,031     $   97,261
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $  997,031     $  986,150     $  489,409
                                     =========      =========      =========

NET INCOME per Unit                 $    69.62     $    68.86     $    34.17
                                     =========      =========      =========

UNITS OUTSTANDING                       14,321         14,321         14,321
                                     =========      =========      =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2004, 2003, and 2002


                                   Limited        General
                                  Partners        Partner          Total
                                ------------    ----------     ------------

Balance, Dec. 31, 2001           $1,015,852     ($ 49,082)      $  966,770
   Net income                       489,409        97,261          586,670
   Cash distributions           (   250,000)    (  63,597)     (   313,597)
                                  ---------       -------        ---------

Balance, Dec. 31, 2002           $1,255,261     ($ 15,418)      $1,239,843
   Net income                       986,150       187,031        1,173,181
   Cash distributions           (   771,000)    ( 185,177)     (   956,177)
                                  ---------      --------        ---------

Balance, Dec. 31, 2003           $1,470,411     ($ 13,564)      $1,456,847
   Net income                       997,031       186,124        1,183,155
   Cash distributions           (   917,000)    ( 173,761)     ( 1,090,761)
                                  ---------      --------        ---------

Balance, Dec. 31, 2004           $1,550,442     ($  1,201)      $1,549,241
                                  =========       =======        =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2004, 2003, and 2002

                                         2004            2003          2002
                                     ------------    ------------   ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $1,183,155      $1,173,181     $586,670
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                           -                318         -
      Depreciation, depletion,
         and amortization of oil
         and gas properties               68,582          81,429       68,429
      Gain on sale of oil
         and gas properties          (     3,093)    (    14,766)        -
      Increase in accounts
         receivable - oil
         and gas sales               (    72,456)    (    22,047)   ( 102,328)
      (Increase) decrease in
         deferred charge                  21,230     (     1,937)      50,654
      Increase (decrease) in
         accounts payable            (    10,361)         20,464       43,219
      Decrease in accrued
         liability - other                  -               -       ( 109,965)
      Increase (decrease) in gas
         imbalance payable                 6,970     (     3,148)       1,878
      Decrease in accrued
         liability                   (    12,277)    (     8,130)   (  11,919)
                                       ---------       ---------      -------
  Net cash provided by
      operating activities            $1,181,750      $1,225,364     $526,638
                                       ---------       ---------      -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($   52,442)    ($   92,849)   ($ 68,426)
   Proceeds from sale of
      oil and gas properties                 525          20,097       57,889
                                       ---------       ---------      -------
   Net cash used by
      investing activities           ($   51,917)    ($   72,752)   ($ 10,537)
                                       ---------       ---------      -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($1,090,761)    ($  956,177)   ($313,597)
                                       ---------       ---------      -------
   Net cash used by financing
      activities                     ($1,090,761)    ($  956,177)   ($313,597)
                                       ---------       ---------      -------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS               $   39,072      $  196,435     $202,504

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                513,327         316,892      114,388
                                       ---------       ---------      -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $  552,399      $  513,327     $316,892
                                       =========       =========      =======


              The accompanying notes are an integral part of these
                         combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
                  Notes to the Combined Financial Statements
             For the Years Ended December 31, 2004, 2003, and 2002


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

      An affiliate of the General Partner owned the following Units at December 31, 2004:

                               Number of        Percent of
            Partnership       Units Owned    Outstanding Units
            -----------       -----------    -----------------
               I-D               2,066                 28.7%
               I-E              11,756                 28.1%
               I-F               4,709                 32.9%

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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2004, 2003, and 2002, were as follows:

            Partnership        2004        2003        2002
            -----------       -----       -----       -----

                I-D           $1.19       $2.15       $ .84
                I-E            1.08        2.24         .97
                I-F            1.18        1.22         .94

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

If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2004. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average annual production costs per Mcf. At December 31, 2004 and 2003, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                               2004                       2003
                         ------------------        -------------------
      Partnership          Mcf         Amount        Mcf          Amount
      -----------        -------      --------     -------       --------

          I-D            157,314      $ 82,606     164,858       $ 86,567
          I-E            636,910       424,309     683,121        455,095
          I-F            266,208       326,610     283,512        347,840


      Accrued Liability - Other

      The Accrued Liability - Other at December 31, 2004 and 2003 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal. A decision is expected in 2005.


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average annual production costs per Mcf. At December 31, 2004 and 2003, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2004                      2003
                        ----------------------     --------------------
      Partnership         Mcf          Amount        Mcf        Amount
      -----------       -------       --------     -------     --------

          I-D            57,956       $ 30,433      67,430     $ 35,408
          I-E           236,623        157,638     279,554      186,239
          I-F           113,386        139,114     123,393      151,391


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. At December 31, 2004 and 2003 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:


                                2004                      2003
                         -------------------        -----------------
      Partnership         Mcf        Amount          Mcf       Amount
      -----------        ------     --------        ------    -------

          I-D            23,058     $ 34,587        18,905    $28,358
          I-E            78,175      117,263        61,999     92,999
          I-F            25,240       37,860        20,593     30,890

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


      Asset Retirement Obligation

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Partnerships own interests in oil and gas properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                  Increase
                  Increase in    Decrease) in
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


      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2004, the I-D, I-E, and I-F Partnerships recognized approximately $2,000, $25,000, and $15,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the years ended December 31, 2004 and December 31, 2003 are as shown below.

                                 I-D Partnership
                                 ---------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $ 29,848          $ 29,376
Settlements and disposals                      -            (   1,196)
Accretion expense                             1,253             1,668
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $ 31,101          $ 29,848
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $  2,453          $    252
Asset Retirement Obligation -
   Long-Term                                 28,648            29,596

                                 I-E Partnership
                                 ---------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $281,230          $273,582
Additions and revisions                      54,257                10
Settlements and disposals                      -            (   2,317)
Accretion expense                            10,022             9,955
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $345,509          $281,230
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 71,029          $  5,347
Asset Retirement Obligation -
   Long-Term                                274,480           275,883



                                 I-F Partnership
                                 ---------------

                                             2004              2003
                                          ----------        ----------

Total Asset Retirement
   Obligation, January 1                   $122,335          $119,428
Additions and revisions                      37,980                 6
Settlements and disposals                      -            (   1,621)
Accretion expense                             4,456             4,522
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $164,771          $122,335
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 46,371          $  3,481
Asset Retirement Obligation -
   Long-Term                                118,400           118,854


      Had FAS No. 143 been adopted at January 1, 2002 the amount of the asset retirement obligation at that date and at December 31, 2002 would not have been materially different from the amount recorded at January 1, 2003. If this accounting policy had been in effect on January 1, 2002, the pro forma impact for the I-D, I-E, and I-F Partnerships during the year ended December 31, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $1,000, $10,000, and $5,000, respectively.

      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.




2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2004, 2003, and 2002:

            Partnership         2004         2003         2002
            -----------       --------     --------     --------

                I-D           $ 79,944     $ 79,944     $ 79,944
                I-E            464,880      464,880      464,880
                I-F            159,120      159,120      159,120

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.


3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2004, 2003, and 2002:

Partnership             Purchaser                        Percentage
-----------       ---------------------         --------------------------
                                                2004        2003     2002
                                                -----       -----    -----
      I-D         Chevron USA Inc.
                    ("Chevron")                 29.3%       26.1%      -
                  Duke Energy Field
                    Services ("Duke")           21.5%       20.4%    17.0%
                  Enogex Services
                    Corporation                 11.6%       12.9%      -
                  Cinergy Marketing
                    Company ("Cinergy")         11.4%       10.5%      -
                  Sid Richardson Carbon
                    & Gas ("Richardson")          -         11.2%    14.2%
                  El Paso Energy Marketing
                    Company ("El Paso")           -           -      45.2%


      I-E         Chevron                       24.5%       23.2%      -
                  BP America Production
                    Company ("BP")              12.4%       11.2%      -
                  Duke                          11.8%       11.4%      -
                  Cinergy                       11.4%       10.9%      -
                  Richardson                      -         10.8%    13.5%
                  El Paso                         -           -      39.1%


      I-F         Cinergy                       16.9%       16.9%      -
                  Duke                          13.7%       13.8%    12.3%
                  BP                            13.3%       12.5%    11.2%
                  Chevron                       10.2%         -        -
                  El Paso                         -           -      29.5%

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

      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2004 and 2003 were as follows:


                                I-D Partnership
                                ---------------

                                               2004              2003
                                          -------------     -------------

            Proved properties              $ 3,711,654       $ 3,692,378

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             (  3,330,320)     (  3,301,056)
                                            ----------        ----------

            Net oil and gas
               properties                  $   381,334       $   391,322
                                            ==========        ==========


                                I-E Partnership
                                ---------------

                                               2004              2003
                                          -------------     -------------

            Proved properties              $25,790,069       $25,637,358

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 23,613,767)     ( 23,437,282)
                                            ----------        ----------

            Net oil and gas
               properties                  $ 2,176,302       $ 2,200,076
                                            ==========        ==========

                                I-F Partnership
                                ---------------

                                               2004              2003
                                           ------------      ------------

            Proved properties               $8,059,937        $7,969,907

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance              ( 7,219,088)      ( 7,158,055)
                                             ---------         ---------

            Net oil and gas
               properties                   $  840,849        $  811,852
                                             =========         =========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2004, 2003, and 2002. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2004, 2003, and 2002 were as follows:

         Partnership        2004        2003(1)        2002
         -----------      --------     --------      --------
             I-D          $ 22,991     $ 39,589      $ 18,908
             I-E           116,369      201,567       169,433
             I-F            57,596       92,849        68,426

          ----------
          (1) Excludes the estimated asset retirement costs for the I-D, I-E, and I-F Partnerships of approximately $16,000, $168,000 and
               $73,000, respectively, recorded as part of the FAS No. 143 implementation.

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 2004, 2003, and 2002, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                                I-D Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 2001                51,137           1,303,312
   Production                               (  3,662)         (  232,115)
   Extensions and discoveries                  6,461               3,211
   Revisions of previous
      estimates                                2,597             241,311
                                             -------           ---------

Proved reserves, Dec. 31, 2002                56,533           1,315,719
   Production                               (  3,764)         (  180,252)
   Extensions and discoveries                  6,068               9,173
   Revisions of previous
      estimates                                1,537             473,557
                                             -------           ---------

Proved reserves, Dec. 31, 2003                60,374           1,618,197
   Production                               (  3,470)         (  147,339)
   Extensions and discoveries                 13,820              11,857
   Revisions of previous
      estimates                                  477              33,528
                                             -------           ---------

Proved reserves, Dec. 31, 2004                71,201           1,516,243
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 2002                          56,533           1,315,719
                                             =======           =========
   December 31, 2003                          60,374           1,618,197
                                             =======           =========
   December 31, 2004                          71,201           1,516,243
                                             =======           =========

                                I-E Partnership
                                ---------------

                                              Crude              Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 2001               333,791           6,588,491
   Production                               ( 47,779)         (1,236,432)
   Extensions and discoveries                 58,912              49,272
   Revisions of previous
      estimates                               76,419           1,373,743
                                             -------           ---------

Proved reserves, Dec. 31, 2002               421,343           6,775,074
   Production                               ( 53,377)         (  981,953)
   Sale of minerals in place                (  5,910)         (   41,723)
   Extensions and discoveries                 29,362              35,113
   Revisions of previous
      estimates                               30,578           2,674,473
                                             -------           ---------

Proved reserves, Dec. 31, 2003               421,996           8,460,984
   Production                               ( 44,611)         (  816,326)
   Extensions and discoveries                 60,591              57,984
   Revisions of previous
      estimates                               62,388             376,738
                                             -------           ---------

Proved reserves, Dec. 31, 2004               500,364           8,079,380
                                             =======           =========


PROVED DEVELOPED RESERVES:

   December 31, 2002                         421,343           6,775,074
                                             =======           =========
   December 31, 2003                         421,996           8,460,984
                                             =======           =========
   December 31, 2004                         500,364           8,079,380
                                             =======           =========

                                I-F Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 2001               161,037           2,448,371
   Production                               ( 22,670)         (  302,990)
   Extensions and discoveries                 20,129              15,510
   Revisions of previous
      estimates                               42,401             173,741
                                             -------           ---------

Proved reserves, Dec. 31, 2002               200,897           2,334,632
   Production                               ( 23,950)         (  256,653)
   Sale of minerals in place                (  4,135)         (   29,207)
   Extensions and discoveries                 12,178              14,777
   Revisions of previous
      estimates                               12,274             521,725
                                             -------           ---------

Proved reserves, Dec. 31, 2003               197,264           2,585,274
   Production                               ( 19,943)         (  229,104)
   Extensions and discoveries                 28,467              27,189
   Revisions of previous
      estimates                               33,106              17,836
                                             -------           ---------

Proved reserves, Dec. 31, 2004               238,894           2,401,195
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 2002                         200,897           2,334,632
                                             =======           =========
   December 31, 2003                         197,264           2,585,274
                                             =======           =========
   December 31, 2004                         238,894           2,401,195
                                             =======           =========


5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2004 and 2003 are as follows:

                                 I-D Partnership
                                 ---------------

                                                2004
                       ----------------------------------------------------
                         First        Second          Third         Fourth
                        Quarter       Quarter        Quarter        Quarter
                       --------      --------       --------       --------

Total Revenues         $218,676      $245,176       $229,652       $242,344
Gross Profit (1)        168,304       206,705        198,814        191,356
Net Income              133,655       158,950        170,202        162,528
Limited Partners'
   Net Income
   Per Unit               15.65         18.56          19.98          19.13

                                               2003
                       ----------------------------------------------------
                         First        Second          Third         Fourth
                        Quarter       Quarter        Quarter        Quarter
                       --------      --------       --------       --------

Total Revenues         $269,504      $295,915       $247,413       $196,280
Gross Profit (1)        202,767       250,714        207,995        162,995
Net Income              162,574       214,238        174,365         95,991
Limited Partners'
   Net Income
   Per Unit               19.06         25.16          20.41          10.46




--------------------
(1) Total revenues less oil and gas production expenses.

                                 I-E Partnership
                                 ---------------


                                                   2004
                          ------------------------------------------------------
                             First        Second          Third         Fourth
                            Quarter       Quarter        Quarter        Quarter
                          ----------     ----------     ----------    ----------

Total Revenues            $1,377,500     $1,552,026     $1,495,150    $1,542,211
Gross Profit (1)             977,978      1,235,837      1,227,432     1,121,527
Net Income                   792,022      1,046,880      1,065,694       955,146
Limited Partners'
   Net Income
   Per Unit                    15.91          21.10          21.53         19.29

                                                            2003
                          ------------------------------------------------------
                             First        Second          Third        Fourth
                            Quarter       Quarter        Quarter       Quarter
                          ----------     ----------     ----------    ----------

Total Revenues            $1,584,329     $1,968,948     $1,461,808    $1,291,349
Gross Profit (1)           1,152,953      1,641,605      1,159,571       941,434
Net Income                   955,314      1,473,512        953,125       519,338
Limited Partners'
   Net Income
   Per Unit                    19.20          29.81          19.12          9.55



--------------------
(1) Total revenues less oil and gas production expenses.

                                 I-F Partnership
                                 ---------------


                                                 2004
                         -----------------------------------------------------
                           First         Second          Third         Fourth
                          Quarter        Quarter        Quarter        Quarter
                         --------       --------       --------       --------

Total Revenues           $460,573       $500,767       $508,901       $545,728
Gross Profit (1)          318,350        359,772        397,527        365,106
Net Income                248,204        291,029        340,559        303,363
Limited Partners'
   Net Income
   Per Unit                 14.52          17.17          20.08          17.85


                                                 2003
                          ----------------------------------------------------
                           First         Second          Third         Fourth
                          Quarter        Quarter        Quarter        Quarter
                         --------       --------       --------       --------

Total Revenues           $540,240       $556,376       $450,748       $438,673
Gross Profit(1)           389,495        428,456        333,155        293,219
Net Income                314,430        365,487        258,193        235,071
Limited Partners'
   Net Income
   Per Unit                18.45          21.57          15.04          13.80


--------------------
(1) Total revenues less oil and gas production expenses.

                               INDEX TO EXHIBITS
                               -----------------
Exh.
No.         Exhibit
---         -------
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

 4.8 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-D filed as Exhibit 4.8 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 4.12 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D dated November 18, 2003 filed as Exhibit 4.12 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 4.20 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 4.24 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.24 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 4.32 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.32 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 4.36 Fifth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 10.6 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy

            Income Production Partnership I-D filed as Exhibit 10.6 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 10.12 Fifth Amendment to Amended and Restated Agreement of Partnership Dated November 18, 2003 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.12 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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

 10.18 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.18 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

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