Form 10-Q
period 2005-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2005-05-13
CIK 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2005


Commission File Number:

      I-D:  0-15831           I-E:  0-15832           I-F:  0-15833


                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
            --------------------------------------------------------
      (Exact name of Registrant as specified in its Articles)


                                              I-D 73-1265223
                                              I-E 73-1270110
         Oklahoma                             I-F 73-1292669
----------------------------        -------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification
   of incorporation or                          Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma                 74103
   ---------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


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

                        Yes     X               No
                            ------                  ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No     X
                            ------                 -------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                March 31,      December 31,
                                                  2005             2004
                                               -----------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $274,309         $250,839
   Accounts receivable:
      Oil and gas sales                           175,241          153,570
                                                 --------         --------
        Total current assets                     $449,550         $404,409

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  382,950          381,334

DEFERRED CHARGE                                    82,606           82,606
                                                 --------         --------
                                                 $915,106         $868,349
                                                 ========         ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $ 56,213         $ 25,242
   Gas imbalance payable                           34,587           34,587
   Asset retirement obligation -
      current (Note 1)                              2,483            2,453
                                                 --------         --------
        Total current liabilities                $ 93,283         $ 62,282

LONG-TERM LIABILITIES:
   Accrued liability                             $ 30,433         $ 30,433
   Asset retirement obligation
      (Note 1)                                     28,611           28,648
                                                 --------         --------
      Total long-term liabilities                $ 59,044         $ 59,081

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($ 19,427)       ($ 20,255)
   Limited Partners, issued and
      outstanding, 7,195 units                    782,206          767,241
                                                 --------         --------
        Total Partners' capital                  $762,779         $746,986
                                                 --------         --------
                                                 $915,106         $868,349
                                                 ========         ========
         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                               --------          --------

REVENUES:
   Oil and gas sales                           $293,043          $218,478
   Interest income                                  886               198
                                               --------          --------
                                               $293,929          $218,676

COSTS AND EXPENSES:
   Lease operating                             $ 36,157          $ 35,122
   Production tax                                19,790            15,250
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  6,064             7,510
   General and administrative
      (Note 2)                                   42,881            27,139
                                               --------          --------
                                               $104,892          $ 85,021
                                               --------          --------
NET INCOME                                     $189,037          $133,655
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 29,072          $ 21,070
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $159,965          $112,585
                                               ========          ========
NET INCOME per unit                            $  22.23          $  15.65
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========











         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                    2005            2004
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $189,037        $133,655
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   6,064           7,510
      Settlement of asset retirement
        obligation                               (      36)              -
      Increase in accounts receivable -
        oil and gas sales                        (  21,671)      (   8,882)
      Increase (decrease) in accounts
        payable                                     22,517       (   7,586)
                                                  --------        --------
Net cash provided by operating
   activities                                     $195,911        $124,697
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  2,155)      ($  1,815)
   Proceeds from sale of oil and
      gas properties                                 2,958               4
                                                  --------        --------
Net cash provided (used) by investing
   activities                                     $    803       ($  1,811)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($173,244)      ($171,084)
                                                  --------        --------
Net cash used by financing activities            ($173,244)      ($171,084)
                                                  --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               $ 23,470       ($ 48,198)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             250,839         257,054
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $274,309        $208,856
                                                  ========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,632,139        $1,579,268
   Accounts receivable:
      Oil and gas sales                        1,146,144           958,801
                                              ----------        ----------
        Total current assets                  $2,778,283        $2,538,069

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,179,043         2,176,302

DEFERRED CHARGE                                  424,309           424,309
                                              ----------        ----------
                                              $5,381,635        $5,138,680
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  294,368        $  233,536
   Accrued liability - other (Note 1)                  -            88,892
   Gas imbalance payable                         117,263           117,263
   Asset retirement obligation -
      current (Note 1)                            12,210            71,029
                                              ----------        ----------
        Total current liabilities             $  423,841        $  510,720

LONG-TERM LIABILITIES:
   Accrued liability                          $  157,638        $  157,638
   Asset retirement obligation
      (Note 1)                                   333,872           274,480
                                              ----------        ----------
        Total long-term liabilities           $  491,510        $  432,118

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   31,795)      ($   73,642)
   Limited Partners, issued and
      outstanding, 41,839 units                4,498,079         4,269,484
                                              ----------        ----------
        Total Partners' capital               $4,466,284        $4,195,842
                                              ----------        ----------
                                              $5,381,635        $5,138,680
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,848,691       $1,376,237
   Interest income                                 5,914            1,263
                                              ----------       ----------
                                              $1,854,605       $1,377,500

COSTS AND EXPENSES:
   Lease operating                            $  185,856       $  311,232
   Production tax                                118,026           88,290
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  42,716           56,071
   General and administrative
      (Note 2)                                   143,668          129,885
                                              ----------       ----------
                                              $  490,266       $  585,478
                                              ----------       ----------

NET INCOME                                    $1,364,339       $  792,022
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  209,744       $  126,464
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,154,595       $  665,558
                                              ==========       ==========
NET INCOME per unit                           $    27.60       $    15.91
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========












         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                    2005            2004
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,364,339      $  792,022
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   42,716          56,071
      Settlement of asset retirement
        obligation                              (       272)              -
      Increase in accounts receivable -
        oil and gas sales                       (   187,343)    (    75,044)
      Increase (decrease) in accounts
        payable                                      14,693     (    69,374)
      Decrease in accrued liability -
        other                                   (    88,892)              -
                                                 ----------      ----------
Net cash provided by operating
   activities                                    $1,145,241      $  703,675
                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   11,686)    ($    7,820)
   Proceeds from the sale of oil and
      gas properties                                 13,213               -
                                                 ----------      ----------
Net cash provided (used) by investing
   activities                                    $    1,527     ($    7,820)
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,093,897)    ($  954,758)
                                                 ----------      ----------
Net cash used by financing activities           ($1,093,897)    ($  954,758)
                                                 ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $   52,871     ($  258,903)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            1,579,268       1,541,576
                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $1,632,139      $1,282,673
                                                 ==========      ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  571,677        $  552,399
   Accounts receivable:
      Oil and gas sales                          373,291           335,364
                                              ----------        ----------
        Total current assets                  $  944,968        $  887,763

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 845,937           840,849

DEFERRED CHARGE                                  326,610           326,610
                                              ----------        ----------
                                              $2,117,515        $2,055,222
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  113,294        $  102,011
   Accrued liability - other (Note 1)                  -            62,225
   Gas imbalance payable                          37,860            37,860
   Asset retirement obligation -
      current (Note 1)                             5,555            46,371
                                              ----------        ----------
        Total current liabilities             $  156,709        $  248,467

LONG-TERM LIABILITIES:
   Accrued liability                          $  139,114        $  139,114
   Asset retirement obligation
      (Note 1)                                   159,385           118,400
                                              ----------        ----------
        Total long-term liabilities           $  298,499        $  257,514

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $   15,801       ($    1,201)
   Limited Partners, issued and
      outstanding, 14,321 units                1,646,506         1,550,442
                                              ----------        ----------
        Total Partners' capital               $1,662,307        $1,549,241
                                              ----------        ----------
                                              $2,117,515        $2,055,222
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                               --------          --------

REVENUES:
   Oil and gas sales                           $601,026          $460,173
   Interest income                                2,045               400
                                               --------          --------
                                               $603,071          $460,573

COSTS AND EXPENSES:
   Lease operating                             $ 32,432          $114,779
   Production tax                                36,984            27,444
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 16,947            21,869
   General and administrative
      (Note 2)                                   63,614            48,277
                                               --------          --------
                                               $149,977          $212,369
                                               --------          --------

NET INCOME                                     $453,094          $248,204
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 70,030          $ 40,232
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $383,064          $207,972
                                               ========          ========
NET INCOME per unit                            $  26.75          $  14.52
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========












         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)
                                                     2005          2004
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $453,094      $248,204
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   16,947        21,869
      Settlement of asset retirement
        obligation                                (     136)            -
      Increase in accounts receivable -
        oil and gas sales                         (  37,927)    (  25,307)
      Decrease in accounts payable                (   9,980)    (  27,094)
      Decrease in accrued liability -
        other                                     (  62,225)            -
                                                   --------      --------
Net cash provided by operating
   activities                                      $359,773      $217,672
                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($  5,580)    ($  3,647)
   Proceeds from sale of oil and
      gas properties                                  5,113             -
                                                   --------      --------
Net cash used by investing
   activities                                     ($    467)    ($  3,647)
                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($340,028)    ($262,949)
                                                   --------      --------
Net cash used by financing activities             ($340,028)    ($262,949)
                                                   --------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                $ 19,278     ($ 48,924)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              552,399       513,327
                                                   --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $571,677      $464,403
                                                   ========      ========


         The accompanying condensed notes are an integral part of these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

      The combined balance sheets as of March 31, 2005, combined statements of operations for the three months ended March 31, 2005 and 2004, and combined statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2005, the combined results of operations for the three months ended March 31, 2005 and 2004, and the combined cash flows for the three months ended March 31, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at December 31, 2004 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging obligations. The decrease in Accrued Liability - Other from December 31, 2004 to March 31, 2005 was due to a ruling made by the Texas Supreme Court on April 8, 2005 that the Partnerships did not owe this liability.

      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2005, the I-D, I-E, and I-F Partnerships recognized approximately $400, $7,000, and $4,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three months ended March 31, 2005 and 2004 are as shown below.

                                 I-D Partnership
                                 ---------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2005         3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 31,101          $ 29,848
      Additions and revisions                         98                 -
      Settlements and disposals                (     448)                -
      Accretion expense                              343               287
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 31,094          $ 30,135
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  2,483          $    830
      Asset Retirement Obligation -
         Long-Term                                28,611            29,305

                                 I-E Partnership
                                 ---------------


                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $345,509          $281,230
      Additions and revisions                        493                 -
      Settlements and disposals                (   2,922)                -
      Accretion expense                            3,002             1,752
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $346,082          $282,982
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 12,210          $  8,774
      Asset Retirement Obligation -
         Long-Term                               333,872           274,208


                                 I-F Partnership
                                 ---------------

                                             Three Months      Three Months
                                                Ended             Ended
                                              3/31/2005          3/31/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $164,771          $122,335
      Additions and revisions                        258                 -
      Settlements and disposals                (   1,533)                -
      Accretion expense                            1,444               823
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $164,940          $123,158
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  5,555          $  4,948
      Asset Retirement Obligation -
         Long-Term                               159,385           118,210

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                   $22,895                 $ 19,986
               I-E                    27,448                  116,220
               I-F                    23,834                   39,780

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

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


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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


                                 I-D Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2004               71,201       1,516,243
         Production                               (   952)     (   41,416)
         Extensions and discoveries                    84             147
         Revisions of previous
            estimates                                 204          23,496
                                                   ------       ---------

      Proved reserves, March 31, 2005              70,537       1,498,470
                                                   ======       =========

                                 I-E Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2004              500,364       8,079,380
         Production                              ( 10,723)     (  229,046)
         Extensions and discoveries                   363             635
         Revisions of previous
            estimates                              20,871         141,088
                                                  -------       ---------

      Proved reserves, March 31, 2005             510,875       7,992,057
                                                  =======       =========


                                 I-F Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2004              238,894       2,401,195
         Production                              (  5,079)     (   61,912)
         Extensions and discoveries                   168             296
         Revisions of previous
            estimates                               9,588          53,721
                                                  -------       ---------

      Proved reserves, March 31, 2005             243,571       2,393,300
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2005 and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2005 will actually be realized for such production.

                                  Net Present Value of Reserves
                        -------------------------------------------------
      Partnership                        3/31/05                12/31/04
      -----------                      -----------            -----------
         I-D                           $ 5,497,532            $ 4,527,378
         I-E                            31,844,972             25,701,037
         I-F                            10,736,099              8,503,429


                                       Oil and Gas Prices
                        -------------------------------------------------
        Pricing                          3/31/05                12/31/04
      -----------                      -----------             ----------
      Oil (Bbl)                        $     55.31             $    43.36
      Gas (Mcf)                               7.17                   6.02


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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i)
      geophysical  conditions  which  cause an  acceleration  of the  decline in production, (ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well,
      (iii) prior period volume adjustments (either positive or negative) made by the purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      I-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2005             2004
                                                  --------         --------
      Oil and gas sales                           $293,043         $218,478
      Oil and gas production expenses             $ 55,947         $ 50,372
      Barrels produced                                 952              847
      Mcf produced                                  41,416           39,051
      Average price/Bbl                           $  47.80         $  33.53
      Average price/Mcf                           $   5.98         $   4.87

      As shown in the table above, total oil and gas sales increased $74,565 (34.1%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately (i) $14,000 and $46,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $12,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 105 barrels and 2,365 Mcf, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in volumes of oil sold was primarily due to the successful completion of several new wells within the same unit during early 2005. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on two significant wells during the three months ended March 31, 2005, (ii) an increase in production on one significant well following the successful workover of that well during mid 2004, and
      (iii) the successful completion of a new well during mid 2004. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,575 (11.1%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) workover expenses incurred on two significant wells during the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 19.1% for the three months ended March 31, 2005 from 23.1% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,446 (19.3%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves on two significant wells since March 31, 2004. As a percentage of oil and gas sales, this expense decreased to 2.1% for the three months ended March 31, 2005 from 3.4% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $15,742 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 14.6% for the three months ended March 31, 2005 from 12.4% for the three months ended March 31, 2004. This percentage increase was primarily due to the dollar increase in general and administrative expenses.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $17,414,175  or  242.04%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $1,848,691       $1,376,237
      Oil and gas production expenses           $  303,882       $  399,522
      Barrels produced                              10,723           11,579
      Mcf produced                                 229,046          215,701
      Average price/Bbl                         $    46.20       $    30.86
      Average price/Mcf                         $     5.91       $     4.72

      As shown in the table above, total oil and gas sales increased $472,454 (34.3%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately (i) $165,000 and $271,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $63,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 856 barrels, while volumes of gas sold increased 13,345 Mcf for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $95,640 (23.9%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) a reversal during the three months ended March 31, 2005 of approximately $89,000 of a charge previously accrued for a judgment, (ii) workover expenses incurred on several wells during the three months ended March 31, 2004, and (iii) a decrease in repair and maintenance expenses incurred on another significant well during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.4% for the three months ended March 31, 2005 from 29.0% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,355 (23.8%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves on one significant well since March 31, 2004. As a percentage of oil and gas sales, this expense decreased to 2.3% for the three months ended March 31, 2005 from 4.1% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $13,783 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.8% for the three months ended March 31, 2005 from 9.4% for the three months ended March 31, 2004. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $72,176,552  or  172.51%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    2005             2004
                                                  --------         --------
      Oil and gas sales                           $601,026         $460,173
      Oil and gas production expenses             $ 69,416         $142,223
      Barrels produced                               5,079            5,237
      Mcf produced                                  61,912           61,429
      Average price/Bbl                           $  46.01         $  31.23
      Average price/Mcf                           $   5.93         $   4.83

      As shown in the table above, total oil and gas sales increased $140,853 (30.6%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this increase, approximately $75,000 and $68,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 158 barrels, while volumes of gas sold increased 483 Mcf for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in volumes of gas sold was primarily due to a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2005, which increase was substantially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $72,807 (51.2%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to (i) a reversal during the three months ended March 31, 2005 of approximately $62,000 of a charge previously accrued for a judgment, (ii) workover expenses incurred on several wells during the three months ended March 31, 2004, and (iii) a decrease in repair and maintenance expenses incurred on another significant well during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 11.5% for the three months ended March 31, 2005 from 30.9% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the dollar decrease in oil and gas production expenses and (ii) the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,922 (22.5%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was primarily due to upward revisions in the estimates of remaining gas reserves on one significant well since March 31, 2004. As a percentage of oil and gas sales, this expense decreased to 2.8% for the three months ended March 31, 2005 from 4.8% for the three months ended March 31, 2004. This percentage decrease was primarily due to (i) the increases in the average prices of oil and gas sold and (ii) the dollar decrease in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $15,337 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. As a percentage of oil and gas sales, these expenses increased to 10.6% for the three months ended March 31, 2005 from 10.5% for the three months ended March 31, 2004.

      The Limited  Partners have received cash  distributions  through March 31,
      2005  totaling   $22,680,664  or  158.37%  of  Limited  Partners'  capital
      contributions.

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

      On April 23, 2002 the Prior Owners entered into a settlement agreement with Xplor thereby settling for $165,000 the judgment in favor of Xplor. On January 23, 2003 the Court of Appeals ruled against Newton on all issues except one claim resulting in the $300 liability to the Prior Owners, and remanded the case to the trial court to determine and award to Newton any portion of the alleged attorneys' fees awarded to them that is attributable solely to the $300 award against the Prior Owners. On April 8, 2005 the Texas Supreme Court reversed this decision and ruled that the Prior Owners had no liability to Newton. The Texas Supreme Court remanded the case to the trial court to render a judgment in favor of the Prior Owners against Newton in an amount to be determined in order to reimburse the Prior Owners for the costs to plug and abandon the Well.

ITEM 6.    EXHIBITS


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


                           GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 13, 2005                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 13, 2005                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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