Form 10-Q
period 2005-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2005-11-14
CIK 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2005


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

                        Yes    X                  No
                            ------                    ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No      X
                            ------                    ------
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                     No      X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                               September 30,   December 31,
                                                   2005            2004
                                               -------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $  263,315       $250,839
   Accounts receivable:
      Oil and gas sales                             262,890        153,570
                                                 ----------       --------
        Total current assets                     $  526,205       $404,409

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                    401,587        381,334

DEFERRED CHARGE                                      78,164         82,606
                                                 ----------       --------
                                                 $1,005,956       $868,349
                                                 ==========       ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $   35,399       $ 25,242
   Accounts payable - related
      party (Note 2)                                  1,642              -
   Gas imbalance payable                             34,605         34,587
   Asset retirement obligation -
      current (Note 1)                                2,337          2,453
                                                 ----------       --------
        Total current liabilities                $   73,983       $ 62,282

LONG-TERM LIABILITIES:
   Accrued liability                             $   25,436       $ 30,433
   Asset retirement obligation (Note 1)              60,227         28,648
                                                 ----------       --------
      Total long-term liabilities                $   85,663       $ 59,081

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($    3,500)     ($ 20,255)
   Limited Partners, issued and
      outstanding, 7,195 units                      849,810        767,241
                                                 ----------       --------
        Total Partners' capital                  $  846,310       $746,986
                                                 ----------       --------
                                                 $1,005,956       $868,349
                                                 ==========       ========
         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                               --------          --------

REVENUES:
   Oil and gas sales                           $324,886          $229,257
   Interest income                                1,352               395
                                               --------          --------
                                               $326,238          $229,652

COSTS AND EXPENSES:
   Lease operating                             $ 35,298          $ 15,980
   Production tax                                20,487            14,858
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 16,367             6,629
   General and administrative
      (Note 2)                                   22,023            21,983
                                               --------          --------
                                               $ 94,175          $ 59,450
                                               --------          --------
NET INCOME                                     $232,063          $170,202
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 36,898          $ 26,399
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $195,165          $143,803
                                               ========          ========
NET INCOME per unit                            $  27.12          $  19.98
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========













         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                               --------          --------

REVENUES:
   Oil and gas sales                           $882,543          $692,596
   Interest income                                3,325               908
                                               --------          --------
                                               $885,868          $693,504

COSTS AND EXPENSES:
   Lease operating                             $100,336          $ 72,598
   Production tax                                58,027            47,083
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 34,052            25,714
   General and administrative
      (Note 2)                                   87,762            85,302
                                               --------          --------
                                               $280,177          $230,697
                                               --------          --------
NET INCOME                                     $605,691          $462,807
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 95,122          $ 72,885
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $510,569          $389,922
                                               ========          ========
NET INCOME per unit                            $  70.96          $  54.19
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========














         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                    2005            2004
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $605,691        $462,807
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  34,052          25,714
      Settlement of asset retirement
        obligation                               (      36)              -
      Increase in accounts receivable -
        oil and gas sales                        ( 109,320)      (  21,596)
      Decrease in deferred charge                    4,442           1,754
      Increase (decrease) in accounts
        payable                                      8,497       (  13,216)
      Increase in accounts payable -
        related party (Note 2)                       1,642               -
      Increase in gas imbalance payable                 18             513
      Decrease in accrued liability              (   4,997)      (   1,835)
                                                  --------        --------
Net cash provided by operating
   activities                                     $539,989        $454,141
                                                  --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 23,944)      ($ 14,502)
   Proceeds from sale of oil and
      gas properties                                 2,798             507
                                                  --------        --------
Net cash used by investing
   activities                                    ($ 21,146)      ($ 13,995)
                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($506,367)      ($441,838)
                                                  --------        --------
Net cash used by financing
   activities                                    ($506,367)      ($441,838)
                                                  --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               $ 12,476       ($  1,692)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             250,839         257,054
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $263,315        $255,362
                                                  ========        ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,529,953        $1,579,268
   Accounts receivable:
      Oil and gas sales                        1,692,002           958,801
      Related party (Note 2)                       1,490                 -
                                              ----------        ----------
        Total current assets                  $3,223,445        $2,538,069

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,467,633         2,176,302

DEFERRED CHARGE                                  397,867           424,309
                                              ----------        ----------
                                              $6,088,945        $5,138,680
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  247,694        $  233,536
   Accrued liability - other (Note 1)                  -            88,892
   Gas imbalance payable                         113,067           117,263
   Asset retirement obligation -
      current (Note 1)                            13,433            71,029
                                              ----------        ----------
        Total current liabilities             $  374,194        $  510,720

LONG-TERM LIABILITIES:
   Accrued liability                          $  128,792        $  157,638
   Asset retirement obligation
      (Note 1)                                   718,957           274,480
                                              ----------        ----------
        Total long-term liabilities           $  847,749        $  432,118

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $   59,919       ($   73,642)
   Limited Partners, issued and
      outstanding, 41,839 units                4,807,083         4,269,484
                                              ----------        ----------
        Total Partners' capital               $4,867,002        $4,195,842
                                              ----------        ----------
                                              $6,088,945        $5,138,680
                                              ==========        ==========
         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $2,092,219       $1,492,508
   Interest income                                 8,356            2,642
                                              ----------       ----------
                                              $2,100,575       $1,495,150

COSTS AND EXPENSES:
   Lease operating                            $  287,757       $  177,686
   Production tax                                123,639           90,032
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 138,031           40,137
   General and administrative
      (Note 2)                                   121,651          121,601
                                              ----------       ----------
                                              $  671,078       $  429,456
                                              ----------       ----------

NET INCOME                                    $1,429,497       $1,065,694
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  232,496       $  165,077
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,197,001       $  900,617
                                              ==========       ==========
NET INCOME per unit                           $    28.60       $    21.53
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========














         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005             2004
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $5,628,777       $4,418,764
   Interest income                                21,244            5,912
                                              ----------       ----------
                                              $5,650,021       $4,424,676

COSTS AND EXPENSES:
   Lease operating                            $  750,534       $  707,678
   Production tax                                350,500          275,751
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 229,811          147,753
   General and administrative
      (Note 2)                                   387,898          388,898
                                              ----------       ----------
                                              $1,718,743       $1,520,080
                                              ----------       ----------

NET INCOME                                    $3,931,278       $2,904,596
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  618,679       $  455,488
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $3,312,599       $2,449,108
                                              ==========       ==========
NET INCOME per unit                           $    79.17       $    58.54
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========














         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                 2005             2004
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $3,931,278       $2,904,596
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               229,811          147,753
      Settlement of asset retirement
        obligation                           (       272)               -
      Increase in accounts receivable -
        oil and gas sales                    (   733,201)     (   172,478)
      Increase in accounts receivable -
        related party (Note 2)               (     1,490)               -
      Decrease in deferred charge                 26,442           10,481
      Decrease in accounts payable           (     5,437)     (   120,014)
      Decrease in accrued liability -
        other (Note 1)                       (    88,892)               -
      Increase (decrease) in gas
        imbalance payable                    (     4,196)           5,749
      Decrease in accrued liability          (    28,846)     (    15,152)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $3,325,197       $2,760,935
                                              ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  123,387)     ($   78,661)
   Proceeds from the sale of oil and
      gas properties                               8,993            5,799
                                              ----------       ----------
Net cash used by investing
   activities                                ($  114,394)     ($   72,862)
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($3,260,118)     ($2,667,382)
                                              ----------       ----------
Net cash used by financing
   activities                                ($3,260,118)     ($2,667,382)
                                              ----------       ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($   49,315)      $   20,691

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,579,268        1,541,576
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,529,953       $1,562,267
                                              ==========       ==========
         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2005              2004
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  543,555        $  552,399
   Accounts receivable:
      Oil and gas sales                          553,570           335,364
                                              ----------        ----------
        Total current assets                  $1,097,125        $  887,763

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 975,405           840,849

DEFERRED CHARGE                                  304,406           326,610
                                              ----------        ----------
                                              $2,376,936        $2,055,222
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  118,489        $  102,011
   Accrued liability - other (Note 1)                  -            62,225
   Gas imbalance payable                          38,136            37,860
   Asset retirement obligation -
      current (Note 1)                             5,664            46,371
                                              ----------        ----------
        Total current liabilities             $  162,289        $  248,467

LONG-TERM LIABILITIES:
   Accrued liability                          $  117,885        $  139,114
   Asset retirement obligation
      (Note 1)                                   327,132           118,400
                                              ----------        ----------
        Total long-term liabilities           $  445,017        $  257,514

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $   47,262       ($    1,201)
   Limited Partners, issued and
      outstanding, 14,321 units                1,722,368         1,550,442
                                              ----------        ----------
        Total Partners' capital               $1,769,630        $1,549,241
                                              ----------        ----------
                                              $2,376,936        $2,055,222
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 2005              2004
                                               --------          --------

REVENUES:
   Oil and gas sales                           $761,449          $508,024
   Interest income                                2,894               877
                                               --------          --------
                                               $764,343          $508,901

COSTS AND EXPENSES:
   Lease operating                             $132,767          $ 82,539
   Production tax                                43,555            28,835
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 62,995            14,492
   General and administrative
      (Note 2)                                   42,517            42,476
                                               --------          --------
                                               $281,834          $168,342
                                               --------          --------

NET INCOME                                     $482,509          $340,559
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 80,761          $ 52,981
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $401,748          $287,578
                                               ========          ========
NET INCOME per unit                            $  28.05          $  20.08
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========













         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                  2005              2004
                                               ----------        ----------

REVENUES:
   Oil and gas sales                           $1,946,414        $1,468,250
   Interest income                                  7,377             1,991
                                               ----------        ----------
                                               $1,953,791        $1,470,241

COSTS AND EXPENSES:
   Lease operating                             $  301,832        $  308,823
   Production tax                                 117,924            85,769
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   97,004            48,102
   General and administrative
      (Note 2)                                    149,502           147,755
                                               ----------        ----------
                                               $  666,262        $  590,449
                                               ----------        ----------

NET INCOME                                     $1,287,529        $  879,792
                                               ==========        ==========
GENERAL PARTNER - NET INCOME                   $  205,603        $  138,404
                                               ==========        ==========
LIMITED PARTNERS - NET INCOME                  $1,081,926        $  741,388
                                               ==========        ==========
NET INCOME per unit                            $    75.55        $    51.77
                                               ==========        ==========
UNITS OUTSTANDING                                  14,321            14,321
                                               ==========        ==========













         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                    2005           2004
                                                ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,287,529      $879,792
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   97,004        48,102
      Settlement of asset retirement
        obligation                              (       136)            -
      Increase in accounts receivable -
        oil and gas sales                       (   218,206)    (  66,017)
      Decrease in deferred charge                    22,204         7,282
      Increase (decrease) in accounts
        payable                                       7,599     (  57,018)
      Decrease in accrued liability -
        other (Note 1)                          (    62,225)            -
      Increase in gas imbalance payable                 276           558
      Decrease in accrued liability             (    21,229)    (   4,799)
                                                 ----------      --------
Net cash provided by operating
   activities                                    $1,112,816      $807,900
                                                 ----------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   57,613)    ($ 39,766)
   Proceeds from sale of oil and
      gas properties                                  3,093           928
                                                 ----------      --------
Net cash used by investing
   activities                                   ($   54,520)    ($ 38,838)
                                                 ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,067,140)    ($758,601)
                                                 ----------      --------
Net cash used by financing
   activities                                   ($1,067,140)    ($758,601)
                                                 ----------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($    8,844)     $ 10,461

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              552,399       513,327
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  543,555      $523,788
                                                 ==========      ========
         The accompanying condensed notes are an integral part of these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2005, combined statements of operations for the three and nine months ended September 30, 2005 and 2004, and combined statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2005, the combined results of operations for the three and nine months ended September 30, 2005 and 2004, and the combined cash flows for the nine months ended September 30, 2005 and 2004.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2004. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at December 31, 2004 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities. The decrease in Accrued Liability - Other from December 31, 2004 to September 30, 2005 was due to a ruling made by the Texas Supreme Court on April 8, 2005 that the Partnerships did not owe this liability.

      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. The Partnerships' asset retirement obligations were revised upward for the three months ended September 30, 2005 due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2005, the I-D, I-E, and I-F Partnerships recognized approximately $10,000, $109,000, and $54,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2005 and 2004 are as shown below.

                                 I-D Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             -------------     -------------

      Total Asset Retirement
         Obligation, July 1                     $ 31,481          $ 30,430
      Additions and revisions                     29,540                 -
      Accretion expense                            1,543               271
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 62,564          $ 30,701
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $ 31,101          $ 29,848
      Additions and revisions                     29,685                 -
      Settlements and disposals                (     448)                -
      Accretion expense                            2,226               853
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 62,564          $ 30,701
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  2,337          $  1,193
      Asset Retirement Obligation -
         Long-Term                                60,227            29,508

                                 I-E Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $349,377          $284,732
      Additions and revisions                    365,183               257
      Accretion expense                           17,830             1,720
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $732,390          $286,709
                                                ========          ========


                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $345,509          $281,230
      Additions and revisions                    365,977               257
      Settlements and disposals                (   2,922)                -
      Accretion expense                           23,826             5,222
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $732,390          $286,709
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 13,433          $ 10,851
      Asset Retirement Obligation -
         Long-Term                               718,957           275,858

                                 I-F Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $166,508          $123,985
      Additions and revisions                    158,373               180
      Accretion expense                            7,915               788
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $332,796          $124,953
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2005         9/30/2004
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $164,771          $122,335
      Additions and revisions                    158,751               180
      Settlements and disposals                (   1,533)                -
      Accretion expense                           10,807             2,438
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $332,796          $124,953
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  5,664          $  5,921
      Asset Retirement Obligation -
         Long-Term                               327,132           119,032


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                   $2,037                  $ 19,986
               I-E                    5,431                   116,220
               I-F                    2,737                    39,780

      During the nine months ended September 30, 2005, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                   $27,804                 $ 59,958
               I-E                    39,238                  348,660
               I-F                    30,162                  119,340

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      ACCOUNTS RECEIVABLE - RELATED PARTY
      -----------------------------------

      The Accounts Receivable - Related Party at September 30, 2005 for the I-E Partnership represents oil and gas revenues initially paid directly to an affiliate that have not been disbursed to the I-E Partnership as of September 30, 2005. Such amount is expected to be received during the fourth quarter of 2005.


      ACCOUNTS PAYABLE - RELATED PARTY
      --------------------------------

      The Accounts Payable - Related Party at September 30, 2005 for the I-D Partnership represents oil and gas revenues due to affiliates that have not been disbursed by the I-D Partnership as of September 30, 2005. Such amounts will be repaid during the fourth quarter of 2005.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2005 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the Partnerships for their fourth two year extension period to December 31, 2007.

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

                                 I-D Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2004               71,201       1,516,243
         Production                               (   952)     (   41,416)
         Extensions and discoveries                    84             147
         Revisions of previous
         estimates                                    204          23,496
                                                   ------       ---------

      Proved reserves, March 31, 2005              70,537       1,498,470
         Production                               (   858)     (   34,823)
         Extensions and discoveries                   305           2,711
         Revisions of previous
         estimates                                    518          58,832
                                                   ------       ---------

      Proved reserves, June 30, 2005               70,502       1,525,190
         Production                               (   921)     (   34,746)
         Extensions and discoveries                    41           3,355
         Revisions of previous
        estimates                                     195          36,001
                                                   ------       ---------

      Proved reserves, Sept. 30, 2005              69,817       1,529,800
                                                   ======       =========

                                 I-E Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2004              500,364       8,079,380
         Production                              ( 10,723)     (  229,046)
         Extensions and discoveries                   363             635
         Revisions of previous
            estimates                              20,871         141,088
                                                  -------       ---------

      Proved reserves, March 31, 2005             510,875       7,992,057
         Production                              (  8,653)     (  195,235)
         Extensions and discoveries                 1,078          13,574
         Revisions of previous
            estimates                               3,176         314,743
                                                  -------       ---------

      Proved reserves, June 30, 2005              506,476       8,125,139
         Production                              ( 10,508)     (  189,167)
         Extensions and discoveries                   185          16,674
         Revisions of previous
            estimates                              14,074         200,607
                                                  -------       ---------

      Proved reserves, Sept. 30, 2005             510,227       8,153,253
                                                  =======       =========

                                 I-F Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2004              238,894       2,401,195
         Production                              (  5,079)     (   61,912)
         Extensions and discoveries                   168             296
         Revisions of previous
            estimates                               9,588          53,721
                                                  -------       ---------

      Proved reserves, March 31, 2005             243,571       2,393,300
         Production                              (  3,982)     (   58,488)
         Extensions and discoveries                   407           5,850
         Revisions of previous
            estimates                               1,283         139,067
                                                  -------       ---------

      Proved reserves, June 30, 2005              241,279       2,479,729
         Production                              (  4,785)     (   61,844)
         Extensions and discoveries                    89           7,176
         Revisions of previous
            estimates                               5,378          93,024
                                                  -------       ---------

      Proved reserves, Sept. 30, 2005             241,961       2,518,085
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2005, June 30, 2005, March 31, 2005, and December 31, 2004. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2005. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2005 will actually be realized for such production.

                         Net Present Value of Reserves (In 000's)
                       ---------------------------------------------
      Partnership        9/30/05      6/30/05    3/31/05    12/31/04
      -----------        -------      -------    -------    --------
         I-D             $11,036      $ 5,498    $ 5,498     $ 4,527
         I-E              62,377       31,684     31,845      25,701
         I-F              20,090       10,758     10,736       8,503


                                   Oil and Gas Prices
                       ---------------------------------------------
        Pricing          9/30/05     6/30/05     3/31/05    12/31/04
      -----------        -------     -------     -------    --------
      Oil (Bbl)          $ 66.21     $ 56.63     $ 55.31     $ 43.36
      Gas (Mcf)            15.21        7.07        7.17        6.02


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

            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            * Weather conditions and the impact of weather-related events;
            *     The availability of pipelines for transportation; and
            *     Domestic nd foreign government regulations and taxes.

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

      I-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2005             2004
                                                  --------         --------
      Oil and gas sales                           $324,886         $229,257
      Oil and gas production expenses             $ 55,785         $ 30,838
      Barrels produced                                 921              871
      Mcf produced                                  34,746           37,834
      Average price/Bbl                           $  60.79         $  41.91
      Average price/Mcf                           $   7.74         $   5.09

      As shown in the table above, total oil and gas sales increased $95,629 (41.7%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately $17,000 and $92,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $16,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 50 barrels, while volumes of gas sold decreased 3,088 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was partially offset by positive prior period volume adjustments made by the operator on several wells during the three months ended September 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $24,947 (80.9%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) positive prior period lease operating expense adjustments made on several wells during the three months ended September 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) workover expenses incurred on several other wells during the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 17.2% for the three months ended September 30, 2005 from 13.5% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $9,738 (146.9%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase
      (i)   approximately   $7,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $5,000 was related to previously fully depleted wells, and (ii) approximately $1,000 was due to accretion of these additional asset retirement obligations. This increase was also due to one significant well being fully depleted during the three months ended September 30, 2005 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 5.0% for the three months ended September 30, 2005 from 2.9% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.8% for the three months ended September 30, 2005 from 9.6% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                    2005             2004
                                                  --------         --------
      Oil and gas sales                           $882,543         $692,596
      Oil and gas production expenses             $158,363         $119,681
      Barrels produced                               2,731            2,558
      Mcf produced                                 110,985          115,934
      Average price/Bbl                           $  53.57         $  37.67
      Average price/Mcf                           $   6.63         $   5.14

      As shown in the table above, total oil and gas sales increased $189,947 (27.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately $43,000 and $165,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $25,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 173 barrels, while volumes of gas sold decreased 4,949 Mcf for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) positive prior period volume adjustments made by the operator on several wells during the nine months ended September 30, 2005, (ii) the first receipt of revenues on one significant well during early 2005, and (iii) the successful completion of several new wells during late 2004 and early 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $38,682 (32.3%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) positive prior period lease operating expense adjustments made on several wells during the nine months ended September 30, 2005, and (iii) workover expenses incurred on several other wells during the nine months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 17.9% for the nine months ended September 30, 2005 from 17.3% for the nine months ended September 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,338 (32.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase (i) approximately $7,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $5,000 was related to previously fully depleted wells, and (ii) approximately $1,000 was due to accretion of these additional asset retirement obligations. This increase was also due to two significant wells being fully depleted during the nine months ended September 30, 2005 due to the lack of remaining reserves. These increases were partially offset by (i) several wells being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves since September 30, 2004. As a percentage of oil and gas sales, this expense increased to 3.9% for the nine months ended September 30, 2005 from 3.7% for the nine months ended September 30, 2004.

      General and administrative expenses increased $2,460 (2.9%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the nine months ended September 30, 2005 from 12.3% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $17,697,175 or 245.98% of Limited Partners' capital contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                   2005             2004
                                                ----------       ----------
      Oil and gas sales                         $2,092,219       $1,492,508
      Oil and gas production expenses           $  411,396       $  267,718
      Barrels produced                              10,508           11,151
      Mcf produced                                 189,167          206,459
      Average price/Bbl                         $    58.62       $    40.60
      Average price/Mcf                         $     7.80       $     5.04

      As shown in the table above, total oil and gas sales increased $599,711 (40.2%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately $189,000 and $524,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $87,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 643 barrels and 17,292 Mcf, respectively, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) positive prior period volume adjustments made by the operator on several wells during the three months ended September 30, 2005 and (ii) the successful completion of several new wells during late 2004 and early 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $143,678 (53.7%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) positive prior period lease operating expense adjustments made on several wells during the three months ended September 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) workover expenses incurred on several other wells during the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 19.7% for the three months ended September 30, 2005 from 17.9% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $97,894 (243.9%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase
      (i) approximately $70,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $42,000 was related to previously fully depleted wells, and (ii) approximately $15,000 was due to accretion of these additional asset retirement obligations. This increase was also due to one significant well being fully depleted during the three months ended September 30, 2005 due to the lack of remaining reserves. These increases were partially offset by (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining oil and gas reserves since September 30, 2004. As a percentage of oil and gas sales, this expense increased to 6.6% for the three months ended September 30, 2005 from 2.7% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 5.8% for the three months ended September 30, 2005 from 8.1% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                    2005            2004
                                                 ----------      ----------
      Oil and gas sales                          $5,628,777      $4,418,764
      Oil and gas production expenses            $1,101,034      $  983,429
      Barrels produced                               29,884          34,394
      Mcf produced                                  613,448         632,401
      Average price/Bbl                          $    52.63      $    35.22
      Average price/Mcf                          $     6.61      $     5.07

      As shown in the table above, total oil and gas sales increased $1,210,013 (27.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately $520,000 and $945,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $159,000 and $96,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,510 barrels and 18,953 Mcf, respectively, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on two significant wells following the successful workover of those wells during mid 2004, (ii) positive prior period volume adjustments made by the operator on several wells during the nine months ended September 30, 2005, and (iii) the successful completion of several new wells during late 2004 and early 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $117,605 (12.0%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) positive prior period lease operating expense adjustments made on several other wells during the nine months ended September 30, 2005. These increases were partially offset by (i) a reversal during the nine months ended September 30, 2005 of approximately $89,000 of a charge previously accrued for a judgment and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 19.6% for the nine months ended September 30, 2005 from 22.3% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $82,058 (55.5%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase (i) approximately $70,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $42,000 was related to previously fully depleted wells, and (ii)
      approximately $15,000 was due to accretion of these additional asset retirement obligations. This increase was also due to (i) two significant wells being fully depleted during the nine months ended September 30, 2005 due to the lack of remaining reserves and (ii) downward revisions in the estimates of remaining oil and gas reserves on two other significant wells since September 30, 2004. These increases were partially offset by (i) upward revisions in the estimates of remaining oil and gas reserves since September 30, 2004, (ii) several wells being fully depleted during the nine months ended September 30, 2004 due to the lack of remaining reserves, and (iii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 4.1% for the nine months ended September 30, 2005 from 3.3% for the nine months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the nine months ended September 30, 2005 from 8.8% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $74,025,552 or 176.93% of Limited Partners' capital contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

                                           Three Months Ended September 30,
                                           --------------------------------
                                                    2005             2004
                                                  --------         --------
      Oil and gas sales                           $761,449         $508,024
      Oil and gas production expenses             $176,322         $111,374
      Barrels produced                               4,785            5,061
      Mcf produced                                  61,844           58,268
      Average price/Bbl                           $  58.77         $  40.65
      Average price/Mcf                           $   7.76         $   5.19

      As shown in the table above, total oil and gas sales increased $253,425 (49.9%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, approximately (i) $87,000 and $159,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $19,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 276 barrels, while volumes of gas sold increased 3,576 Mcf for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The increase in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operator on several wells during the three months ended September 30, 2005, (ii) an increase in production on two significant wells following the workover of those wells during mid 2004 and early 2005, and (iii) the successful completion of several new wells during late 2004 and early 2005. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $64,948 (58.3%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This increase was primarily due to (i) positive prior period lease operating expense adjustments made on several wells during the three months ended September 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) workover expenses incurred on several other wells during the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 23.2% for the three months ended September 30, 2005 from 21.9% for the three months ended September 30, 2004.

      Depreciation, depletion, and amortization of oil and gas properties increased $48,503 (334.7%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase
      (i)  approximately   $33,000  was  due  to  the  depletion  of  additional
      capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $22,000 was related to previously fully depleted wells, and
      (ii) approximately $6,000 was due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense increased to 8.3% for the three months ended September 30, 2005 from 2.9% for the three months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 5.6% for the three months ended September 30, 2005 from 8.4% for the three months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                     2005           2004
                                                  ----------     ----------
      Oil and gas sales                           $1,946,414     $1,468,250
      Oil and gas production expenses             $  419,756     $  394,592
      Barrels produced                                13,846         15,382
      Mcf produced                                   182,244        178,611
      Average price/Bbl                           $    52.29     $    35.50
      Average price/Mcf                           $     6.71     $     5.16

      As shown in the table above, total oil and gas sales increased $478,164 (32.6%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase, approximately (i) $233,000 and $281,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $19,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of approximately $55,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,536 barrels, while volumes of gas sold increased 3,633 Mcf for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005. The increase in volumes of gas sold was primarily due to (i) an increase in production on two significant wells following their successful workover during mid 2004 and early 2005, (ii) positive prior period volume adjustments made by the operator on several wells during the nine months ended September 30, 2005, and (iii) the successful completion of several new wells during late 2004 and early 2005. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $25,164 (6.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was primarily due to (i) workover expenses incurred on several wells during the nine months ended September 30, 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) positive prior period lease operating expense adjustments made on several other wells during the nine months ended September 30, 2005. These increases were partially offset by (i) a reversal during the nine months ended September 30, 2005 of approximately $62,000 of a charge previously accrued for a judgment and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 21.6% for the nine months ended September 30, 2005 from 26.9% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization of oil and gas properties increased $48,902 (101.7%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this increase (i) approximately $33,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which approximately $22,000 was related to previously fully depleted wells, and (ii)
      approximately $6,000 was due to accretion of these additional asset retirement obligations. This increase was partially offset by upward revisions in the estimates of remaining oil and gas reserves since September 30, 2004. As a percentage of oil and gas sales, this expense increased to 5.0% for the nine months ended September 30, 2005 from 3.3% for the nine months ended September 30, 2004. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $1,747 (1.2%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As a percentage of oil and gas sales, these expenses decreased to 7.7% for the nine months ended September 30, 2005 from 10.1% for the nine months ended September 30, 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2005 totaling $23,303,664 or 162.72% of Limited Partners' capital contributions.

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


                          GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 14, 2005            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 14, 2005            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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