Form 10-K
period 2005-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E
filed 2006-03-29
CIK 799178, 811031, 806613

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2005

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

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                  Yes    X    No
            ----        ----

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                  Yes    X    No
            ----        ----

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.


              X   Yes          No
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

             X      Disclosure is not contained herein.
            -----
                    Disclosure is contained herein.
            -----

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

                   Large accelerated filer
            -----
                   Accelerated filer
            -----
              X     Non-accelerated filer
            -----


      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes     X    No
            -----       -----

      The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                    FORM 10-K
                                TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 1A.    RISK FACTORS...............................................9
      ITEM 1B.    UNRESOLVED STAFF COMMENTS.................................14
      ITEM 2.     PROPERTIES................................................14
      ITEM 3.     LEGAL PROCEEDINGS.........................................24
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......24
PART II.....................................................................24
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......24
      ITEM 6.     SELECTED FINANCIAL DATA...................................27
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................31
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................46
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............46
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................46
      ITEM 9A.    CONTROLS AND PROCEDURES...................................46
      ITEM 9B.    OTHER INFORMATION.........................................47
PART III....................................................................47
      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER...47
      ITEM 11.    EXECUTIVE COMPENSATION....................................48
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................53
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............54
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES....................55
PART IV.....................................................................56
      ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................56

SIGNATURES..................................................................67

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

      The General Partner currently serves as general partner of 26 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 2005, Samson owned interests in approximately 18,000 oil and gas wells located in 18 states of the United States and the countries of Canada and Venezuela. At December 31, 2005, Samson operated approximately 5,700 oil and gas wells located in 14 states of the United States, as well as Canada and Venezuela.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and Samson. As of February 15, 2006, Samson employed approximately 1,300 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item
10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the fourth two-year extension period to December 31, 2007. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.


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


      Principal Products Produced and Services Rendered

      The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment. However, substantial increases in the global price of steel as well as increases in the prices for oil and gas supplies and services will further increase the costs of any future workover, recompletion or drilling activities conducted by the Partnerships.


      Competition and Marketing

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *     Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *     The level of consumer demand and overall economic activity;
      *     The competitiveness of alternative fuels;
      *     Weather conditions and the impact of weather-related events;
      *     The availability of pipelines for transportation;
      *     Domestic and foreign government regulations and taxes; and
      *     Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time, may increase or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 2005:

   Partnership               Customer                     Percentage
   -----------    ---------------------------------       ----------

       I-D        Chevron U.S.A., Inc. ("Chevron")           28.0%
                  Duke Energy Field Services, Inc.
                     ("Duke")                                22.1%
                  Enogex Services Corporation                12.9%
                  Cinergy Marketing Company
                     ("Cinergy") 12.0%

       I-E        Chevron                                    22.9%
                  BP America Production Company
                     ("BP")                                  12.6%
                  Duke                                       12.2%
                  Cinergy                                    12.2%

       I-F        Cinergy                                    16.4%
                  Duke                                       12.7%
                  BP                                         12.3%
                  Chevron                                    11.8%

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

      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. For example, many types of pollution and contamination can exist, undiscovered, for long periods of time and can result in substantial environmental liabilities which are not insured. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations.

ITEM 1A.    RISK FACTORS

      The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere from time to time. Such factors, among others, may have a material adverse effect upon the Partnerships' business, financial condition, and results of operations.

      The following discussion of risk factors should be read in conjunction with the combined financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.


      Oil and Natural Gas Prices Fluctuate Due to a Number of
      -------------------------------------------------------
      Uncontrollable Factors, and Any Decline Will Adversely
      ------------------------------------------------------
      Affect the Partnerships' Financial Condition.
      ---------------------------------------------

      The Partnerships' results of operations depend upon the prices they receive for their oil and natural gas. We sell most of the Partnerships' oil and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for oil and natural gas have been volatile and are likely to remain so. The prices we receive depend upon factors beyond our control, including:

         *  political instability or armed conflict in oil-producing regions;
         *  weather conditions;
         *  the supply of domestic and foreign oil and natural gas;
         * the ability of members of OPEC to agree upon and maintain prices and production levels;
         *  the level of consumer demand and overall economic activity;
         *  worldwide economic demand;
         *  the price and availability of alternative fuels;
         *  domestic and foreign governmental regulations and taxes;
         *  the proximity to and capacity of transportation facilities; and
         *  the effect of worldwide energy conservation measures.

      Government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of oil and natural gas.

      Any decline in oil and natural gas prices adversely affects the Partnerships' financial condition. If the oil and gas industry experiences significant price declines, the Partnerships may not be able to maintain their current level of cash distributions. See "Item 1 - Business - Competition and Marketing" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".


      Reserve Estimates Depend on Many Assumptions That May Turn
      ----------------------------------------------------------
      Out to be Inaccurate.  Any Material Inaccuracies in the
      -------------------------------------------------------
      Partnerships' Reserve Estimates or Underlying Assumptions
      ---------------------------------------------------------
      Could Cause the Quantities and Net Present Value of Their
      ---------------------------------------------------------
      Reserves to be Overstated.
      --------------------------

      Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of condition could cause the quantities and net present value of the Partnerships' reserves to be overstated.

      To prepare estimates of economically recoverable oil and natural gas reserves and future net cash flows, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. We also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. Actual results most likely will vary from our estimates. Any significant variance could reduce the estimated quantities and present value of reserves shown in this annual report.

      You should not assume that the present value of future net cash flows from the Partnerships' proved reserves shown in this Annual Report is the current market value of their estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, the Partnerships base the estimated discounted future net cash flows from their proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may differ materially from those used in the earlier net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the earlier estimate which is provided in this annual report. See "Item 2 - Properties-Proved Reserves and Net Present Value".

      Drilling Oil and Natural Gas Wells is a High-Risk Activity
      ----------------------------------------------------------
      and Subjects Us to a Variety of Factors That We Cannot
      ------------------------------------------------------
      Control.
      --------

      Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that the Partnerships may not encounter commercially productive oil and natural gas reservoirs. While the Partnerships do not expend a significant portion of their capital on drilling activities, to the extent they do drill wells this can be a significant risk factor to them. They may not recover all or any portion of their investment in new wells. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause their drilling activities to be unsuccessful and result in a total loss of investment. Further, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

         *  unexpected drilling conditions;
         *  title problems;
         *  restricted access to land for drilling or laying pipeline;
         *  pressure or irregularities in formations;
         *  equipment failure or accidents;
         *  adverse weather conditions; and
         * costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.


      The Marketability of the Partnerships' Production is
      ----------------------------------------------------
      Dependent upon Transportation and Processing Facilities Over
      ------------------------------------------------------------
      Which We Have No Control.
      -------------------------

      The marketability of the Partnerships' production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm their business. The Partnerships deliver oil and natural gas through gathering systems and pipelines that they do not own. These facilities may be temporarily unavailable due to market conditions or mechanical reasons, or may not be available to us in the future.

      Reliance on Third Party Operators
      ---------------------------------

      A substantial portion of the Partnerships' properties are operated by third parties. The Partnerships have little, if any, control over the operational decisions and costs associated with these properties. In addition, the Partnerships are totally reliant on the third party operators' internal controls associated with the operator's accounting for revenues and expenses.


      No Market for Units
      -------------------

      The Partnerships' Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. You may only sell your Units via (i) the General Partner's annual Repurchase Offer; (ii) transfers facilitated by secondary trading firms and matching services; and
(iii) occasional "4.9% tender offers" which are made for the Units. Secondary market activity for the Units has been limited and varies among the Partnerships. See "Item 5 - Market for Units and Related Limited Partner Matters".


      Limited Life
      ------------

      The Partnerships are currently scheduled to terminate on December 31, 2007. Even if the General Partner exercises its right to extend the Partnerships' terms for one additional two-year period, the Partnerships will terminate no later than December 31, 2009. Upon termination the Partnerships' assets will be sold. There is no assurance that the market for the sale of the Partnerships' assets will be favorable at such time.


      The Partnerships are Subject to Complex Federal, State and
      ----------------------------------------------------------
      Local Laws and Regulations that Could Adversely Affect Their
      ------------------------------------------------------------
      Business
      ---------

      Extensive federal, state and local regulation of the oil and gas industry significantly affects the Partnerships' operations. In particular, they are subject to stringent environmental regulations. These regulations increase the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:

         *  discharge permits for drilling operations;
         *  drilling bonds;
         *  spacing of wells;
         *  unitization and pooling of properties;
         *  environmental protection;
         *  reports concerning operations; and
         *  taxation.

      Under these laws and regulations, the Partnerships could be liable for:

         *  personal injuries;
         *  property damage;
         *  oil spills;
         *  discharge of hazardous materials;
         *  reclamation costs;
         *  remediation and clean-up costs; and
         *  other environmental damages.

      While the Partnerships maintain insurance coverage customary for companies similar to their size and operations, losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. See "Item 1 - Business".


      Conflicts of Interest
      ---------------------

      Direct and indirect conflicts of interests exist among the Partnerships and among a Partnership and the General Partner and its affiliates. The General Partner and its affiliates engage in many aspects of the oil and gas business, including acting as a general partner of a number of affiliated oil and gas limited partnerships. The General Partner and its affiliates may engage in transactions with a Partnership, and Partnerships will frequently engage in transactions with other oil and gas limited partnerships. These conflicts could relate to the sale of oil and gas properties, the determination of the Partnerships' Repurchase Prices, and the determination of whether to continue the Partnerships past their scheduled termination date of December 31, 2007. See "Item 13 - Certain Relationships and Related Transactions".


      Payments to the General Partner
      -------------------------------

      The General Partner receives reimbursements for General and Administrative Expenses. The General Partner also receives a share of Partnership cash distributions. See "Item 11 - Executive Compensation" and "Item 8 - Financial Statements and Supplementary Data".

      Financial Capability of General Partner
      ---------------------------------------

      The General Partner has limited financial resources. Contingencies may arise which will require funding beyond its financial resources. Even if such financial resources are available, the General Partner is not required to lend money or to fund any financial obligations of the Partnerships.


      Liability and Indemnification of General Partner and Related
      ------------------------------------------------------------
      Parties
      -------

      Although the General Partner generally will be liable for the obligations of the Partnerships, the Partnership Agreements provide that the claims of third parties will be initially satisfied from Partnership assets. The Partnership Agreements also provide, subject to certain conditions, that the Partnerships will reimburse (i.e. "indemnify") the General Partner and its affiliates for certain costs, claims and expenses.


ITEM 1B.    UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 2005.


                              Well Statistics(1)
                            As of December 31, 2005


P/ship        Number of Gross Wells(2)             Number of Net Wells(3)
------        ------------------------            ------------------------
               Total     Oil      Gas             Total      Oil      Gas
               -----    -----    -----            -----     -----    -----

I-D             544      418      126              3.59       .80     2.79
I-E             840      661      179             31.46     14.85    16.61
I-F             829      661      168             13.88      6.31     7.57

----------

(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used in this Annual Report, "gross well" refers to a well in which a working interest is owned; accordingly, the number of gross wells is the total number of wells in which a working interest is owned.
(3) As used in this Annual Report, "net well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one gross well, but 0.15 net well.


      Drilling Activities

      During the year ended December 31, 2005, the Partnerships directly or indirectly participated in the drilling activities described below:














                  [Remainder of Page Intentionally Left Blank]


 I-D Partnership
 --------------
                                                            Working     Revenue
 Well Name                           County        St.      Interest    Interest    Type     Status
 ---------                           ------        ---      --------    --------    ----     ------
 David #6-13                         Washita       OK           -         0.0003    Gas      Producing
 Dusk #1-16                          Grady         OK           -         0.0007    Gas      Producing
 Harrel #2-11                        Latimer       OK           -         0.0099    N/A      Shut-In
 Jo-Mill Unit (15 New Wells)         Borden        TX         0.0014      0.0012    Oil      Producing
 McNeill #5-14                       Custer        OK           -         0.0002    Gas      Producing
 Pooler #1-22 Twin                   Grady         OK           -         0.0010    Gas      Producing

 I-E Partnership
 ---------------
                                                            Working     Revenue
 Well Name                           County        St.      Interest    Interest    Type     Status
 ---------                           ------        ---      --------    --------    ----     ------
 David #6-13                         Washita       OK           -         0.0008    Gas      Producing
 Dusk #1-16                          Grady         OK           -         0.0021    Gas      Producing
 Harrel #2-11                        Latimer       OK           -         0.0319    N/A      Shut-In
 Jo-Mill Unit (15 New Wells)         Borden        TX         0.0060      0.0053    Oil      Producing
 McNeill #5-14                       Custer        OK           -         0.0016    Gas      Producing
 Phillips #1-24                      Grady         OK           -         0.0018    N/A      In Progress
 Pooler #1-22 Twin                   Grady         OK           -         0.0031    Gas      Producing

 I-F Partnership
 ---------------
                                                            Working     Revenue
 Well Name                           County        St.      Interest    Interest    Type     Status
 ---------                           ------        ---      --------    --------    ----     ------
 David #6-13                         Washita       OK           -         0.0003    Gas      Producing
 Dusk #1-16                          Grady         OK           -         0.0007    Gas      Producing
 Harrel #2-11                        Latimer       OK           -         0.0110    N/A      Shut-In
 Jo-Mill Unit (15 New Wells)         Borden        TX         0.0028      0.0025    Oil      Producing
 McNeill #5-14                       Custer        OK           -         0.0008    Gas      Producing
 Phillips #1-24                      Grady         OK           -         0.0013    N/A      In Progress
 Pooler #1-22 Twin                   Grady         OK           -         0.0011    Gas      Producing


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


                              Net Production Data

                                I-D Partnership
                                ---------------

                                          Year Ended December 31,
                                 -----------------------------------------
                                    2005            2004           2003
                                 ----------       --------      ----------
Production:
   Oil (Bbls)                         3,575          3,470           3,764
   Gas (Mcf)                        144,538        147,339         180,252

Oil and gas sales:
   Oil                           $  195,965       $139,002      $  108,662
   Gas                            1,053,054        792,446         899,167
                                  ---------        -------       ---------
     Total                       $1,249,019       $931,448      $1,007,829
                                  =========        =======       =========
Total direct operating
   expenses                      $  217,884       $170,669      $  184,641
                                  =========        =======       =========

Direct operating expenses
   as a percentage of oil
   and gas sales                      17.4%          18.3%           18.3%

Average sales price:
   Per barrel of oil                 $54.82         $40.06          $28.87
   Per Mcf of gas                      7.29           5.38            4.99

Direct operating expenses
   per equivalent Bbl of
   oil                                $7.88          $6.09           $5.46

                              Net Production Data

                                I-E Partnership
                                ---------------

                                             Year Ended December 31,
                                      --------------------------------------
                                         2005          2004          2003
                                      ----------    ----------    ----------
Production:
   Oil (Bbls)                             39,629        44,611        53,377
   Gas (Mcf)                             784,104       816,326       981,953

Oil and gas sales:
   Oil                                $2,129,676    $1,675,443    $1,471,470
   Gas                                 5,708,069     4,272,200     4,805,295
                                       ---------     ---------     ---------
     Total                            $7,837,745    $5,947,643    $6,276,765
                                       =========     =========     =========
Total direct operating
   expenses                           $1,600,838    $1,404,113    $1,410,871
                                       =========     =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                           20.4%         23.6%         22.5%

Average sales price:
   Per barrel of oil                      $53.74        $37.56        $27.57
   Per Mcf of gas                           7.28          5.23          4.89

Direct operating expenses
   per equivalent Bbl of
   oil                                     $9.40         $7.77         $6.50

                              Net Production Data

                                I-F Partnership
                                ---------------

                                           Year Ended December 31,
                                 ------------------------------------------
                                    2005            2004            2003
                                 ----------      ----------      ----------
Production:
   Oil (Bbls)                        18,138          19,943          23,950
   Gas (Mcf)                        236,641         229,104         256,653

Oil and gas sales:
   Oil                           $  968,207      $  753,620      $  665,464
   Gas                            1,733,865       1,255,805       1,303,202
                                  ---------       ---------       ---------
     Total                       $2,702,072      $2,009,425      $1,968,666
                                  =========       =========       =========
Total direct operating
   expenses                      $  588,516      $  575,214      $  541,712
                                  =========       =========       =========

Direct operating expenses
   as a percentage of oil
   and gas sales                      21.8%           28.6%           27.5%

Average sales price:
   Per barrel of oil                 $53.38          $37.79          $27.79
   Per Mcf of gas                      7.33            5.48            5.08

Direct operating expenses
   per equivalent Bbl of
   oil                               $10.22           $9.90           $8.12


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 2005. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 2005. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil and gas prices at December 31, 2005 ($61.06 per barrel and $10.08 per Mcf, respectively) were substantially higher than the prices in effect on December 31, 2004 ($43.36 per barrel and $6.02 per Mcf, respectively). This increase in oil and gas prices has caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at December 31, 2005 to be higher than such estimates and values at December 31, 2004. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2005. In fact, as of the date of this Annual Report, natural gas prices have declined significantly from the December 31, 2005 price. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 2005 will actually be realized for such production.

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

                               Proved Reserves and
                               Net Present Values
                              From Proved Reserves
                           As of December 31, 2005(1)

I-D Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     1,559,316
     Oil and liquids (Bbls)                                           71,529

   Net present value (discounted at 10% per annum)               $ 7,249,132

I-E Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     8,258,668
     Oil and liquids (Bbls)                                          531,483

   Net present value (discounted at 10% per annum)               $41,189,324

I-F Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     2,453,345
     Oil and liquids (Bbls)                                          250,616

   Net present value (discounted at 10% per annum)               $13,999,885
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

      Significant Properties

      The   following   table  sets  forth  the  number  and   percent  of  each
Partnership's total wells which are operated by affiliates of the Partnerships as of December 31, 2005:



                               Operated Wells
                  --------------------------------------
                  Partnership      Number        Percent
                  -----------      ------        -------

                       I-D           27             4%
                       I-E           41             4%
                       I-F           41             4%

      The following table sets forth certain well and reserves information as of December 31, 2005 for each oil and gas basin which holds a significant portion of the value of the Partnerships' properties. The table contains the following information for each such basin: (i) the number of gross and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves,
(vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas Panhandle. The Permian Basin straddles west Texas and southeast New Mexico.



                                         Significant Properties as of December 31, 2005
                                         ----------------------------------------------

                                                                      Wells
                                                                    Operated by
                                                                     Affiliates         Oil           Gas
                          Gross      Net      Other      Total      -------------     Reserves      Reserves       Present
     Basin                Wells     Wells     Wells(1)   Wells      Number   %(2)      (Bbl)         (Mcf)          Value
----------------          -----     -----     ------     ------     ------   ----     --------     ---------     -----------


I-D Partnership:
  Anadarko                  83       2.05       57        140         23      16%       7,797        869,877     $ 3,717,256
  Permian                  424        .69        4        428          -       -       60,577        545,578       2,915,299

I-E Partnership:
  Anadarko                 102      10.84       63        165         29      18%      38,659      4,023,884     $17,140,829
  Permian                  436       4.23        3        439          8       2%     299,691      3,248,628      16,608,082

I-F Partnership:
  Anadarko                 102       4.92       64        166         29      17%      17,140      1,766,721     $ 7,545,870
  Permian                  425       1.94        -        425          8       2%     147,903        193,808       2,995,691


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



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 2005.



                                    PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of March 1, 2006, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                                 Number of
                                 Number of        Limited
               Partnership         Units          Partners
               -----------       ---------       ---------
                   I-D             7,195              578
                   I-E            41,839            2,196
                   I-F            14,321              674

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

                            Repurchase Offer Prices
                            -----------------------

                      2004                           2005                 2006
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $222   $207    $273   $252     $232    $212   $343   $322      $293
 I-E        197    182     249    226      204     183    303    281       253
 I-F        200    187     221    202      182     162    302    280       251


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

                          Right of Presentment Prices
                          ---------------------------

                      2004                           2005                 2006
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-D       $231   $221    $272   $257     $243    $229   $338   $324      $303
 I-E        209    199     249    233      218     203    301    286       266
 I-F        208    199     221    208      193     180    301    286       265

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

      The following is a summary of cash distributions paid to the Limited Partners during 2004 and 2005 and the first quarter of 2006:

                              Cash Distributions
                              ------------------

                                    2004
                   -----------------------------------------
                    1st         2nd        3rd         4th
      P/ship        Qtr.        Qtr.       Qtr.        Qtr.
      ------       ------      ------     ------      ------

       I-D         $21.27      $14.46     $16.40      $21.54
       I-E          20.36       14.75      18.98       22.37
       I-F          16.06       13.41      15.22       19.34


                                    2005                           2006
                   -----------------------------------------      ------
                    1st         2nd        3rd         4th         1st
      P/ship        Qtr.        Qtr.       Qtr.        Qtr.        Qtr.
      ------       ------      ------     ------      ------      ------

       I-D         $20.15      $19.88     $19.46      $20.29      $29.05
       I-E          22.13       20.91      23.28       21.92       28.06
       I-F          20.04       19.83      23.67       21.72       29.05


ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                                 Selected Financial Data

                                                     I-D Partnership
                                                     ---------------

                                     2005             2004            2003            2002             2001
                                  ----------       ----------     ------------     ----------       ----------

Oil and Gas Sales                 $1,249,019        $931,448       $1,007,829       $721,807         $980,513
Net Income:
  Limited Partners                   743,639         527,503          540,277        327,473          537,720
  General Partner                    137,222          97,832          106,891         63,388          104,007
  Total                              880,861         625,335          647,168        390,861          641,727
Limited Partners' Net
  Income per Unit                     103.35           73.32            75.09          45.51            74.74
Limited Partners' Cash
  Distributions per
  Unit                                 79.78           73.67            64.35          50.30           111.05
Total Assets                       1,092,613         868,349          863,990        764,909          768,994
Partners' Capital
  (Deficit):
  Limited Partners                   936,880         767,241          769,738        692,461          726,988
  General Partner                      6,023       (  20,255)     (    23,613)     (  22,566)       (  32,551)
Number of Units
  Outstanding                          7,195           7,195            7,195          7,195            7,195






                                                 Selected Financial Data

                                                     I-E Partnership
                                                     ---------------

                               2005              2004              2003              2002              2001
                            ----------       ------------      ------------      ------------      ------------

Oil and Gas Sales           $7,837,745        $5,947,643        $6,276,765        $4,439,929        $5,986,774
Net Income:
  Limited Partners           4,530,699         3,256,207         3,249,876         1,938,357         2,402,419
  General Partner              854,998           603,535           651,413           381,049           566,576
  Total                      5,385,697         3,859,742         3,901,289         2,319,406         2,968,995
Limited Partners' Net
  Income per Unit               108.29             77.83             77.68             46.33             57.42
Limited Partners' Cash
  Distributions per
  Unit                           88.24             76.46             71.42             41.66            111.02
Total Assets                 6,624,014         5,138,680         5,002,936         4,485,466         4,235,904
Partners' Capital
  (Deficit):
  Limited Partners           5,108,183         4,269,484         4,212,277         3,950,401         3,755,044
  General Partner               89,828       (    73,642)      (    99,284)      (    92,930)      (   183,708)
Number of Units
  Outstanding                   41,839            41,839            41,839            41,839            41,839





                                                 Selected Financial Data

                                                     I-F Partnership
                                                     ---------------

                                     2005             2004            2003             2002             2001
                                  ----------      ------------    ------------     ------------     ------------

Oil and Gas Sales                 $2,702,072       $2,009,425      $1,968,666       $1,366,205       $1,594,591
Net Income:
  Limited Partners                 1,458,800          997,031         986,150          489,409          279,459
  General Partner                    285,859          186,124         187,031           97,261           96,425
  Total                            1,744,659        1,183,155       1,173,181          586,670          375,884
Limited Partners' Net
  Income per Unit                     101.86            69.62           68.86            34.17            19.51
Limited Partners' Cash
  Distributions per
  Unit                                 85.26            64.03           53.84            17.46            86.02
Total Assets                       2,498,552        2,055,222       1,935,927        1,587,402        1,391,116
Partners' Capital
  (Deficit):
  Limited Partners                 1,788,242        1,550,442       1,470,411        1,255,261        1,015,852
  General Partner                     46,741      (     1,201)    (    13,564)     (    15,418)     (    49,082)
Number of Units
  Outstanding                         14,321           14,321          14,321           14,321           14,321

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

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the accuracy of third party payments and billings, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *     Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of OPEC to agree upon and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *     The level of consumer demand and overall economic activity;
      *     The competitiveness of alternative fuels;
      *     Weather conditions and the impact of weather-related events;
      *     The availability of pipelines for transportation;
      *     Domestic and foreign government regulations and taxes; and
      *     Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

      * geophysical conditions which cause an acceleration of the decline in production,
      * the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well,
      * prior period volume adjustments (either positive or negative) made by operators of the properties,
      * adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing), and
      * completion of enhanced recovery projects which increase production for the well.

Many of these factors are very significant as related to a single well or as related to many wells over a short period of time.

However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes) is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004 and for the year ended December 31, 2004 as compared to the year ended December 31, 2003.


                                I-D Partnership
                                ---------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      Total oil and gas sales increased $318,000 (34.1%) in 2005 as compared to 2004. Of this increase $53,000 and $276,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of $15,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 105 barrels, while volumes of gas sold decreased 2,801 Mcf in 2005 as compared to 2004.

      The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) the successful completion of several new wells during late 2004 and early to mid 2005, (ii) positive prior period volume adjustments made by the operators on several wells during 2005, and (iii) the first receipt of revenues on one significant well during early 2005.

      Average  oil and gas prices  increased  to $54.82 per barrel and $7.29 per
Mcf,  respectively,   in  2005  from  $40.06  per  barrel  and  $5.38  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $47,000 (27.7%) in 2005 as compared to 2004. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) positive prior period lease operating expense adjustments made on several wells during 2005, and (iii) workover expenses incurred on several other wells during 2005. As a percentage of oil and gas sales, these expenses decreased to 17.4% in 2005 from 18.3% in 2004.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $8,000 (25.2%) in 2005 as compared to 2004. Of this increase (i) $10,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $8,000 was related to previously fully depleted wells, and (ii) $1,000 was due to accretion of these additional asset retirement obligations. This increase was also due to two significant wells being fully depleted during 2005 due to the lack of remaining reserves. These increases were partially offset by (i) several wells being fully depleted during 2004 due to the lack of remaining reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves since December 31, 2004. As a percentage of oil and gas sales, this expense decreased to 3.3% in 2005 from 3.6% in 2004.

      General and administrative expenses increased $7,000 (6.6%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 9.1% in 2005 from 11.4% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $17,843,175 or 248.00% of Limited Partners' capital contributions.



                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales decreased $76,000 (7.6%) in 2004 as compared to 2003. Of this decrease $8,000 and $164,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $39,000 and $57,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 294 barrels and 32,913 Mcf, respectively, in 2004 as compared to 2003. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during 2004 in order to perform a workover.

      Average  oil and gas prices  increased  to $40.06 per barrel and $5.38 per
Mcf,  respectively,   in  2004  from  $28.87  per  barrel  and  $4.99  per  Mcf, respectively, in 2003.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,000 (7.6%) in 2004 as compared to 2003. As a percentage of oil and gas sales, these expenses remained constant at 18.3% in 2004 and 2003.

      DD&A of oil and gas properties decreased $39,000 (54.1%) in 2004 as compared to 2003. This decrease was primarily due to (i) one significant well being fully depleted in 2003 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by several other wells being fully depleted in 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.6% in 2004 from 7.2% in 2003, primarily due to the dollar decrease in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 11.4% in 2004 from 10.5% in 2003.



                                I-E Partnership
                                ---------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      Total oil and gas sales increased $1,890,000 (31.8%) in 2005 as compared to 2004. Of this increase $641,000 and $1,605,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $187,000 and $169,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,982 barrels and 32,222 Mcf, respectively, in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during 2005. The decrease in volumes of gas sold was primarily due to normal declines in production. This decrease was partially offset by (i) an increase in production on several wells following the successful workover of those wells during mid 2004 and early 2005, (ii) the successful completion of several new wells during late 2004 and early to mid 2005, and (iii) positive prior period volume adjustments made by the operators on several other wells during 2005.

      Average  oil and gas prices  increased  to $53.74 per barrel and $7.28 per
Mcf,  respectively,   in  2005  from  $37.56  per  barrel  and  $5.23  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $197,000 (14.0%) in 2005 as compared to 2004. This increase was primarily due to (i) workover expenses incurred on several wells during 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) positive prior period lease operating expense adjustments made on several other wells during 2005. These increases were partially offset by (i) a reversal during 2005 of $89,000 of a charge previously accrued for a judgment and (ii) workover expenses incurred on several wells during 2004. As a percentage of oil and gas sales, these expenses decreased to 20.4% in 2005 from 23.6% in 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation,   depletion,  and  amortization  ("DD&A")  of  oil  and  gas properties increased $174,000 (89.2%) in 2005 as compared to 2004. Of this increase (i) $162,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $128,000 was related to previously fully depleted wells, and (ii) $21,000 was due to accretion of these additional asset retirement obligations. This increase was also due to two significant wells being fully depleted during 2005 due to the lack of remaining reserves. These increases were partially offset by (i) several wells being fully depleted during 2004 due to the lack of remaining reserves and (ii) upward revisions in the estimates of remaining oil and gas reserves since December 31, 2004. As a percentage of oil and gas sales, this expense increased to 4.7% in 2005 from 3.3% in 2004, primarily due to the dollar increase in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2005 and 2004. As a percentage of oil and gas sales, these expenses decreased to 6.5% in 2005 from 8.5% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $74,942,552 or 179.12% of Limited Partners' capital contributions.


                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales decreased $329,000 (5.2%) in 2004 as compared to 2003. Of this decrease $242,000 and $810,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $446,000 and $277,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 8,766 barrels and 165,627 Mcf, respectively, in 2004 as compared to 2003.

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

      DD&A of oil and gas properties decreased $291,000 (59.8%) in 2004 as compared to 2003. This decrease was primarily due to (i) one significant well being fully depleted in 2003 due to the lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases were partially offset by several other wells being fully depleted in 2004 due to the lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 3.3% in 2004 from 7.7% in 2003, primarily due to the dollar decrease in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses increased to 8.5% in 2004 from 8.2% in 2003.



                                I-F Partnership
                                ---------------

                     Year Ended December 31, 2005 Compared
                        to Year Ended December 31, 2004
                     -------------------------------------

      Total oil and gas sales increased $693,000 (34.5%) in 2005 as compared to 2004. Of this increase (i) $283,000 and $437,000, respectively, were related to increases in the average prices of oil and gas sold and (ii) $41,000 was related to an increase in volumes of gas sold. These increases were partially offset by a decrease of $68,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,805 barrels, while volumes of gas sold increased 7,537 Mcf in 2005 as compared to 2004.

      The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a negative prior period volume adjustment made by the operator on one significant well during 2005. The increase in volumes of gas sold was primarily due to (i) an increase in production on two significant wells following the successful workover of those wells during mid 2004 and early 2005, (ii) the successful completion of several new wells during late 2004 and early to mid 2005, and (iii) positive prior period volume adjustments made by the operators on several wells during 2005. These increases were partially offset by normal declines in production.

      Average  oil and gas prices  increased  to $53.38 per barrel and $7.33 per
Mcf,  respectively,   in  2005  from  $37.79  per  barrel  and  $5.48  per  Mcf, respectively, in 2004.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,000 (2.3%) in 2005 as compared to 2004. This increase was primarily due to (i) workover expenses incurred on several wells during 2005, (ii) an increase in production taxes associated with the increase in oil and gas sales, and (iii) positive prior period lease operating expense adjustments made on several other wells during 2005. These increases were partially offset by (i) a reversal during 2005 of $62,000 of a charge previously accrued for a judgment and (ii) workover expenses incurred on several wells during 2004. As a percentage of oil and gas sales, these expenses decreased to 21.8% in 2005 from 28.6% in 2004. This percentage decrease was primarily due to the increase in oil and gas sales.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $115,000 (168.3%) in 2005 as compared to 2004. Of this increase (i) $95,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations, of which $81,000 was related to previously fully depleted wells, and (ii) $11,000 was due to accretion of these additional asset retirement obligations. These increases were partially offset by upward revisions in the estimates of remaining oil and gas reserves since December 31, 2004. As a percentage of oil and gas sales, this expense increased to 6.8% in 2005 from 3.4% in 2004, primarily due to the dollar increase in DD&A of oil and gas properties.

      General and administrative expenses increased $7,000 (3.5%) in 2005 as compared to 2004. As a percentage of oil and gas sales, these expenses decreased to 7.2% in 2005 from 9.4% in 2004, primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through December 31, 2005 totaling $23,614,664 or 164.90% of Limited Partners' capital contributions.

                     Year Ended December 31, 2004 Compared
                        to Year Ended December 31, 2003
                     -------------------------------------

      Total oil and gas sales increased $41,000 (2.1%) in 2004 as compared to 2003. Of this increase $200,000 and $92,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of $111,000 and $140,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,007 barrels and 27,549 Mcf, respectively, in 2004 as compared to 2003.

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

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $34,000 (6.2%) in 2004 as compared to 2003. This increase was primarily due to (i) workover expenses incurred on several wells during 2004 and (ii) repair and maintenance expenses incurred on another significant well during 2004. These increases were partially offset by a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, these expenses increased to 28.6% in 2004 from 27.5% in 2003.

      DD&A of oil and gas properties decreased $13,000 (15.8%) in 2004 as compared to 2003. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) an increase in depletable oil and gas properties in 2003 primarily due to recompletion activities on one significant well. As a percentage of oil and gas sales, this expense decreased to 3.4% in 2004 from 4.1% in 2003, primarily due to the dollar decrease in DD&A of oil and gas properties.

      General and administrative expenses remained relatively constant in 2004 and 2003. As a percentage of oil and gas sales, these expenses decreased to 9.4% in 2004 from 9.6% in 2003.

      Average Sales Prices, Production Volumes and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per barrel of oil equivalent (one barrel of oil or six Mcf of gas) for 2005, 2004, and 2003.

                              2005 Compared to 2004
                              ---------------------

                              Average Sales Prices
--------------------------------------------------------------------------
P/ship                 2005                  2004             % Change
------          ------------------    ------------------   ---------------
                  Oil        Gas        Oil        Gas
                ($/Bbl)    ($/Mcf)    ($/Bbl)    ($/Mcf)    Oil       Gas
                -------    -------    -------    -------   -----     -----

 I-D            $54.82      $7.29     $40.06      $5.38      37%      36%
 I-E             53.74       7.28      37.56       5.23      43%      39%
 I-F             53.38       7.33      37.79       5.48      41%      34%



                               Production Volumes
--------------------------------------------------------------------------
 P/ship                2005                   2004            % Change
--------        ------------------    ------------------   ---------------
                 Oil         Gas       Oil        Gas       Oil       Gas
                (Bbls)      (Mcf)     (Bbls)     (Mcf)     (Bbls)    (Mcf)
                ------     -------    ------     -------   ------    -----

  I-D            3,575     144,538     3,470     147,339      3%      (2%)
  I-E           39,629     784,104    44,611     816,326    (11%)     (4%)
  I-F           18,138     236,641    19,943     229,104    ( 9%)      3%



                         Average Production Costs per
                           Barrel of Oil Equivalent
                    --------------------------------------
                    P/ship     2005      2004     % Change
                    ------    ------    -----     --------

                     I-D      $ 7.88    $6.09        29%
                     I-E        9.40     7.77        21%
                     I-F       10.22     9.90         3%

                             2004 Compared to 2003
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship                 2004                    2003            % Change
------          ------------------      ------------------    -------------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil    Gas
                -------    -------      -------    -------    -----    ----

 I-D            $40.06      $5.38       $28.87      $4.99       39%     8%
 I-E             37.56       5.23        27.57       4.89       36%     7%
 I-F             37.79       5.48        27.79       5.08       36%     8%



                              Production Volumes
---------------------------------------------------------------------------
 P/ship            2004                    2003                % Change
--------    ------------------      ------------------        -------------
             Oil         Gas         Oil           Gas         Oil     Gas
            (Bbls)      (Mcf)       (Bbls)        (Mcf)       (Bbls)  (Mcf)
            ------     -------      ------       -------      ------  -----

  I-D        3,470     147,339       3,764       180,252       ( 8%)   (18%)
  I-E       44,611     816,326      53,377       981,953       (16%)   (17%)
  I-F       19,943     229,104      23,950       256,653       (17%)   (11%)



                         Average Production Costs per
                           Barrel of Oil Equivalent
                    --------------------------------------
                    P/ship     2004      2003     % Change
                    ------    -----     -----     --------

                     I-D      $6.09     $5.46        12%
                     I-E       7.77      6.50        20%
                     I-F       9.90      8.12        22%


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production generally are not reinvested in productive assets, except to the extent that producing wells are improved, where methods are employed to permit more efficient recovery of reserves, or where identified developmental drilling or recompletion opportunities are pursued, thereby resulting in a positive economic impact. Assuming 2005 production levels for future years, the Partnerships' proved reserve quantities at December 31, 2005 would have the following remaining lives:

                  Partnership       Gas-Years      Oil-Years
                  -----------       ---------      ---------

                      I-D              10.8           20.0
                      I-E              10.5           13.4
                      I-F              10.4           13.8

These life of reserves estimates are based on the current estimates of remaining oil and gas reserves. See "Item 2. Properties" for a discussion of these reserve estimates. Any increase or decrease in the oil and gas prices at December 31, 2005 may cause an increase or decrease in the estimated life of said reserves. As discussed below, the Partnerships must terminate no later than December 31, 2009, which is four years from December 31, 2005.

      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties, and there should be no further material capital resource commitments for any of the Partnerships in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production. During 2005, 2004, and 2003, the Partnerships expended no capital on oil and gas acquisition or exploration activities. However, during those years the Partnerships expended the following amounts on oil and gas developmental activities, primarily well recompletion and developmental drilling:

               Partnership      2005        2004        2003
               -----------    --------    --------    --------

                  I-D         $ 25,894    $ 22,991    $ 39,589
                  I-E          166,942     116,369     201,567
                  I-F           80,581      57,596      92,849

While these expenditures may reduce or eliminate cash available for a particular quarterly cash distribution, the General Partner believes that these activities are necessary for the prudent operation of the properties and maximization of their value to the Partnerships.

      The Partnerships sold certain oil and gas properties during 2004 and 2003. No such sales occurred during 2005. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sales of oil and gas properties during 2005, 2004, and 2003, were as follows:


            Partnership        2005        2004        2003
            -----------       ------      -------     -------

                I-D           $  -        $ 3,715     $   101
                I-E              -         17,915      27,972
                I-F              -          5,546      20,097

      Over the years, as part of the normal course of business, some of the Partnerships' interests in wells have been sold, generally at oil and gas auctions. Given the generally favorable current environment for oil and gas dispositions, it is possible that the Partnerships will increase the number of properties to be sold. In the event of sales, any net proceeds are distributed as soon as possible after the disposition. Future production, costs, and cash flow will be reduced as properties are sold.

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

      The General Partner expects general and administrative expenses to increase substantially during 2006 and 2007 due to costs required to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Such anticipated increase will reduce cash available for distribution. The General Partner expects at least a portion of this anticipated increase in general and administrative expenses to continue in years beyond 2007.

      Pursuant to the terms of the Partnership Agreements, the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the fourth two-year extension period to December 31, 2007. As of the date of this Annual Report, the General Partner has not determined whether to further extend the term of any Partnership.

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

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. Inflationary pressure on drilling and operating costs have impacted the operating and drilling costs incurred by the Partnerships. This pressure is expected to continue to the extent commodity prices remain at their current levels. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."



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

ITEM 9B.    OTHER INFORMATION

      The General Partner is not aware of any information required to be reported on Form 8-K during the fourth quarter of 2005 but which was not so reported.



                                   PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

      The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

            Name        Age    Position with Geodyne
      ----------------  ---   --------------------------------
      Dennis R. Neill    54   President and Director

      Judy K. Fox        55   Secretary

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

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 2005 of reports required under Section 16 of the Securities Exchange Act of 1934.


      Audit Committee Financial Expert

      The Partnerships are not required by SEC regulations or otherwise to maintain an audit committee. The board of directors of the General Partner consists of one person and therefore serves as its audit committee. There is not an audit committee financial expert, as defined in the SEC regulations, serving on the General Partner's board of directors.


      Code of Ethics

      The General Partner has adopted a Code of Ethics which applies to all of its executive officers, including those persons who perform the functions of principal executive officer, principal financial officer, and principal accounting officer. The Partnerships will provide, free of charge, a copy of this Code of Ethics to any person upon receipt of a written request mailed to Geodyne Resources, Inc., Investor Services, Samson Plaza, Two West Second Street, Tulsa, OK 74103. Such request must include the address to which the Code of Ethics should be mailed.



ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for 2005, 2004, and 2003, is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amount charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements.

            Partnership         2005          2004         2003
            -----------       --------      --------     --------
                I-D           $ 79,944      $ 79,944     $ 79,944
                I-E            464,880       464,880      464,880
                I-F            159,120       159,120      159,120

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities based on the allocation method described above. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 2005, 2004, and 2003:













                  [Remainder of Page Intentionally Left Blank]




                                                  Salary Reimbursement

                                                     I-D Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2005

                                                                     Long Term Compensation
                                                                ------------------------------------
                                   Annual Compensation                   Awards              Payouts
                              -----------------------------     ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2003       -           -         -            -              -            -           -
                      2004       -           -         -            -              -            -           -
                      2005       -           -         -            -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2003    $43,391        -         -            -              -            -           -
                      2004    $46,491        -         -            -              -            -           -
                      2005    $47,707        -         -            -              -            -           -

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





                                                  Salary Reimbursement

                                                     I-E Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2005

                                                                       Long Term Compensation
                                                                ------------------------------------
                                    Annual Compensation                Awards                Payouts
                              -----------------------------     ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                   Salary      Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year       ($)        ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    --------     -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2003        -          -         -            -              -            -           -
                      2004        -          -         -            -              -            -           -
                      2005        -          -         -            -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2003    $252,323       -         -            -              -            -           -
                      2004    $270,351       -         -            -              -            -           -
                      2005    $277,422       -         -            -              -            -           -

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




                                                  Salary Reimbursement

                                                     I-F Partnership
                                                     ---------------
                                           Three Years Ended December 31, 2005

                                                                     Long Term Compensation
                                                                -----------------------------------
                                    Annual Compensation                   Awards            Payouts
                              -----------------------------     ------------------------    -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
----------------      ----    -------      -----    -------     ----------      --------     -------     -------
Dennis R. Neill,
President(1)          2003       -           -         -            -              -            -           -
                      2004       -           -         -            -              -            -           -
                      2005       -           -         -            -              -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(2)         2003    $86,366        -         -            -              -            -           -
                      2004    $92,536        -         -            -              -            -           -
                      2005    $94,956        -         -            -              -            -           -

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


                                                     Number of Units
                                                       Beneficially
                                                      Owned (Percent
          Beneficial Owner                           of Outstanding)
------------------------------------                ------------------

I-D Partnership:
---------------
  Samson Resources Company                            2,204 (30.6%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                    2,204 (30.6%)

I-E Partnership:
---------------
  Samson Resources Company                           12,026 (28.7%)


  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                   12,026 (28.7%)

I-F Partnership:
---------------
  Samson Resources Company                            4,864 (34.0%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                    4,864 (34.0%)



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



ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      During 2005 and 2004, each Partnership paid the following audit fees:

                                                 2005        2004
                                                -------     -------

      Year-end audit per engagement letter      $23,716     $21,560
      1st quarter 10-Q review                       925         825
      2nd quarter 10-Q review                       917         825
      3rd quarter 10-Q review                       917         825


      Audit-Related Fees

      During 2005 and 2004 the Partnerships did not pay any audit-related fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


      Tax Fees

      During 2005 and 2004 the Partnerships did not pay any tax compliance, tax advice, or tax planning fees of the type required by the SEC to be disclosed in this Annual Report under this heading.

      All Other Fees

      During 2005 and 2004 the Partnerships did not pay any other fees of the type required by the SEC to be disclosed in this Annual Report under this heading.


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



                                    PART IV.


ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

      (1) Financial Statements: The following financial statements for the

          Geodyne Energy Income Limited Partnership I-D
          Geodyne Production Partnership I-D
          Geodyne Energy Income Limited Partnership I-E
          Geodyne Production Partnership I-E
          Geodyne Energy Income Limited Partnership I-F
          Geodyne Production Partnership I-F

          as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are filed as part of this report:

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

*4.9 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D dated October 27, 2005.

 4.10 Second Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.11 Third Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.12 Fourth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.13 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited

            Partnership I-D dated November 18, 2003 filed as Exhibit 4.12 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*4.14 Sixth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D dated October 27, 2005.

 4.15 Amended and Restated Agreement and Certificate of Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.16 Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated March 9, 1989 filed as
            Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.17 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.18 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.19 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.20 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.21 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.22 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*4.23 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated October 27, 2005.

 4.24 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.25 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.26 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.27 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.24 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*4.28       Sixth   Amendment  to  Amended and  Restated  Certificate of Limited
            Partnership of Geodyne Energy Income Limited Partnership I-E dated October 27, 2005.

 4.29 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.30 Amended and Restated Certificate of Limited Partnership of PaineWebber/Geodyne Energy Income Limited Partnership I-F dated March 9, 1989 filed as Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.31 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.32 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.33 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.34 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.35 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14,

            2001, for the Geodyne Energy Income Limited Partnership I-F filed as
            Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.36 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.32 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*4.37 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-F dated October 27, 2005.

 4.38 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.39 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.40 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.41 Fifth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*4.42 Sixth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-F dated October 27, 2005.

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

*10.7 Sixth Amendment to Amended and Restated Agreement of partnership of Geodyne Energy Income Production Partnership I-D dated October 27, 2005.

 10.8 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.9 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy

            Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.10 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.11 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.12 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.13 Fifth Amendment to Amended and Restated Agreement of Partnership Dated November 18, 2003 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.12 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*10.14 Sixth Amendment to Amended and Restated Agreement of partnership of Geodyne Energy Income Production Partnership I-E dated October 27, 2005.

 10.15 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.16 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.17 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy

            Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.18 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.19 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.20 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.18 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*10.21 Sixth Amendment to Amended and Restated Agreement of partnership of Geodyne Energy Income Production Partnership I-F dated October 27, 2005.

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


                                          March 29, 2006

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

By:   //s//Dennis R. Neill      President and            March 29, 2006
      --------------------      Director (Principal
         Dennis R. Neill        Executive Officer)

      //s//Craig D. Loseke      Chief Accounting         March 29, 2006
      --------------------      Officer (Principal
         Craig D. Loseke        Financial and
                                Accounting Officer)

      //s//Judy K. Fox          Secretary                March 29, 2006
      --------------------
         Judy K. Fox

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
GEODYNE PRODUCTION PARTNERSHIP I-D

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-D, an Oklahoma limited partnership, and Geodyne Production Partnership I-D, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP






Tulsa, Oklahoma
March 29, 2006

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                            Combined Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------
                                                  2005            2004
                                               ----------      ----------
CURRENT ASSETS:
   Cash and cash equivalents                   $  311,844       $250,839
   Accounts receivable:
      Oil and gas sales                           310,780        153,570
                                                ---------        -------
      Total current assets                     $  622,624       $404,409

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  392,810        381,334

DEFERRED CHARGE                                    77,179         82,606
                                                ---------        -------
                                               $1,092,613       $868,349
                                                =========        =======

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                            $   33,313       $ 25,242
   Gas imbalance payable                           32,967         34,587
   Asset retirement obligation -
      current (Note 1)                              1,556          2,453
                                                ---------        -------
      Total current liabilities                $   67,836       $ 62,282

LONG-TERM LIABILITIES:
   Accrued liability                           $   25,062       $ 30,433
   Asset retirement obligation
      (Note 1)                                     56,812         28,648
                                                ---------        -------
      Total long-term liabilities              $   81,874       $ 59,081

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             $    6,023      ($ 20,255)
   Limited Partners, issued and
      outstanding, 7,195 Units                    936,880        767,241
                                                ---------        -------
      Total Partners' capital                  $  942,903       $746,986
                                                ---------        -------
                                               $1,092,613       $868,349
                                                =========        =======

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       Combined Statements of Operations
             For the Years Ended December 31, 2005, 2004, and 2003


                                       2005           2004          2003
                                    ----------     --------      ----------
REVENUES:
   Oil and gas sales                $1,249,019     $931,448      $1,007,829
   Interest income                       4,988        1,602           1,283
   Gain on sale of oil and
     gas properties                       -           2,798            -
                                     ---------      -------       ---------
                                    $1,254,007     $935,848      $1,009,112
COSTS AND EXPENSES:
   Lease operating                  $  136,449     $106,712      $  115,533
   Production tax                       81,435       63,957          69,108
   Depreciation, depletion,
      and amortization of oil
      and gas properties                41,721       33,315          72,583
   General and administrative          113,541      106,529         105,819
                                     ---------      -------       ---------
                                    $  373,146     $310,513      $  363,043
                                     ---------      -------       ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                           $  880,861     $625,335      $  646,069

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)                -            -              1,099
                                     ---------      -------       ---------
NET INCOME                          $  880,861     $625,335      $  647,168
                                     =========      =======       =========

GENERAL PARTNER -
   NET INCOME                       $  137,222     $ 97,832      $  106,891
                                     =========      =======       =========

LIMITED PARTNERS -
   NET INCOME                       $  743,639     $527,503      $  540,277
                                     =========      =======       =========

NET INCOME per Unit                 $   103.35     $  73.32      $    75.09
                                     =========      =======       =========

UNITS OUTSTANDING                        7,195        7,195           7,195
                                     =========      =======       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                    Limited         General
                                   Partners         Partner        Total
                                  ----------      ----------    ----------

Balance, Dec. 31, 2002             $692,461       ($ 22,566)     $669,895
   Net income                       540,277         106,891       647,168
   Cash distributions             ( 463,000)      ( 107,938)    ( 570,938)
                                    -------         -------       -------

Balance, Dec. 31, 2003             $769,738       ($ 23,613)     $746,125
   Net income                       527,503          97,832       625,335
   Cash distributions             ( 530,000)      (  94,474)    ( 624,474)
                                    -------         -------       -------

Balance, Dec. 31, 2004             $767,241       ($ 20,255)     $746,986
   Net income                       743,639         137,222       880,861
   Cash distributions             ( 574,000)      ( 110,944)    ( 684,944)
                                    -------         -------       -------

Balance, Dec. 31, 2005             $936,880        $  6,023      $942,903
                                    =======         =======       =======
























              The accompanying notes are an integral part of these
                         combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004, and 2003

                                        2005           2004           2003
                                     ----------     ----------     ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                         $880,861       $625,335       $647,168
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                         -              -         (   1,099)
      Depreciation, depletion,
         and amortization of oil
         and gas properties             41,721         33,315         72,583
      Gain on sale of oil and
         gas properties                   -         (   2,798)          -
      Settlement of asset
         retirement obligation       (      36)          -         (      20)
      Increase in accounts
         receivable - oil
         and gas sales               ( 157,210)     (  24,523)     (  18,389)
      Decrease in deferred
         charge                          5,427          3,961          3,103
      Increase (decrease) in
         accounts payable                5,712          1,794      (   4,533)
      Increase (decrease) in gas
         imbalance payable           (   1,620)         6,229          1,152
      Decrease in accrued
         liability                   (   5,371)     (   4,975)     (   3,616)
                                       -------        -------        -------
   Net cash provided by
      operating activities            $769,484       $638,338       $696,349
                                       -------        -------        -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures              ($ 26,333)     ($ 20,836)     ($ 39,589)
   Proceeds from sale of
      oil and gas properties             2,798            757            101
                                       -------        -------        -------
   Net cash used by
      investing activities           ($ 23,535)     ($ 20,079)     ($ 39,488)
                                       -------        -------        -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                ($684,944)     ($624,474)     ($570,938)
                                       -------        -------        -------
   Net cash used by financing
      activities                     ($684,944)     ($624,474)     ($570,938)
                                       -------        -------        -------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          $ 61,005      ($  6,215)      $ 85,923

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              250,839        257,054        171,131
                                       -------        -------        -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                   $311,844       $250,839       $257,054
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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE PRODUCTION PARTNERSHIP I-E

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Production Partnership I-E, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP







Tulsa, Oklahoma
March 29, 2006

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                            Combined Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------
                                                   2005            2004
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $1,838,920      $1,579,268
   Accounts receivable:
      Oil and gas sales                          1,921,870         958,801
                                                 ---------       ---------
      Total current assets                      $3,760,790      $2,538,069

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,469,064       2,176,302

DEFERRED CHARGE                                    394,160         424,309
                                                 ---------       ---------
                                                $6,624,014      $5,138,680
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  350,149      $  233,536
   Accrued liability - other (Note 1)                 -             88,892
   Gas imbalance payable                           112,023         117,263
   Asset retirement obligation -
      current (Note 1)                              96,761          71,029
                                                 ---------       ---------
      Total current liabilities                 $  558,933      $  510,720

LONG-TERM LIABILITIES:
   Accrued liability                            $  122,896      $  157,638
   Asset retirement obligation (Note 1)            744,174         274,480
                                                 ---------       ---------
      Total long-term liabilities               $  867,070      $  432,118

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              $   89,828     ($   73,642)
   Limited Partners, issued and
      outstanding, 41,839 Units                  5,108,183       4,269,484
                                                 ---------       ---------
      Total Partners' capital                   $5,198,011      $4,195,842
                                                 ---------       ---------
                                                $6,624,014      $5,138,680
                                                 =========       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       Combined Statements of Operations
             For the Years Ended December 31, 2005, 2004, and 2003

                                       2005           2004           2003
                                    ----------     ----------     ----------

REVENUES:
   Oil and gas sales                $7,837,745     $5,947,643     $6,276,765
   Interest income                      30,930         10,251          8,597
   Gain on sale of oil and
      gas properties                      -             8,993         21,072
                                     ---------      ---------      ---------
                                    $7,868,675     $5,966,887     $6,306,434
COSTS AND EXPENSES:
   Lease operating                  $1,116,007     $1,029,623     $1,036,463
   Production tax                      484,831        374,490        374,408
   Depreciation, depletion,
      and amortization of oil
      and gas properties               369,878        195,500        486,390
   General and administrative          512,262        507,532        512,062
                                     ---------      ---------      ---------
                                    $2,482,978     $2,107,145     $2,409,323
                                     ---------      ---------      ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                           $5,385,697     $3,859,742     $3,897,111

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)                -              -             4,178
                                     ---------      ---------      ---------
NET INCOME                          $5,385,697     $3,859,742     $3,901,289
                                     =========      =========      =========

GENERAL PARTNER -
   NET INCOME                       $  854,998     $  603,535     $  651,413
                                     =========      =========      =========

LIMITED PARTNERS -
   NET INCOME                       $4,530,699     $3,256,207     $3,249,876
                                     =========      =========      =========

NET INCOME per Unit                 $   108.29     $    77.83     $    77.68
                                     =========      =========      =========

UNITS OUTSTANDING                       41,839         41,839         41,839
                                     =========      =========      =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                 Limited          General
                                Partners          Partner         Total
                              ------------      ----------    ------------

Balance, Dec. 31, 2002         $3,950,401       ($ 92,930)     $3,857,471
   Net income                   3,249,876         651,413       3,901,289
   Cash distributions         ( 2,988,000)      ( 657,767)    ( 3,645,767)
                                ---------         -------       ---------

Balance, Dec. 31, 2003         $4,212,277       ($ 99,284)     $4,112,993
   Net income                   3,256,207         603,535       3,859,742
   Cash distributions         ( 3,199,000)      ( 577,893)    ( 3,776,893)
                                ---------         -------       ---------

Balance, Dec. 31, 2004         $4,269,484       ($ 73,642)     $4,195,842
   Net income                   4,530,699         854,998       5,385,697
   Cash distributions         ( 3,692,000)      ( 691,528)    ( 4,383,528)
                                ---------         -------       ---------

Balance, Dec. 31, 2005         $5,108,183        $ 89,828      $5,198,011
                                =========         =======       =========























              The accompanying notes are an integral part of these
                         combined financial statements.

                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                       2005             2004            2003
                                   ------------     ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $5,385,697       $3,859,742      $3,901,289
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                         -                -        (     4,178)
      Depreciation, depletion,
         and amortization of oil
         and gas properties            369,878          195,500         486,390
      Gain on sale of oil and
         gas properties                   -         (     8,993)    (    21,072)
      Settlement of asset
         retirement obligation     (       272)            -               -
      Increase in accounts
         receivable - oil
         and gas sales             (   963,069)     (   152,612)    (   105,731)
      Decrease in deferred
         charge                         30,149           30,786          24,965
      Increase (decrease) in
         accounts payable               97,777      (     4,568)         11,704
      Decrease in accrued
         liability - other         (    88,892)            -               -
      Increase (decrease) in gas
         imbalance payable         (     5,240)          24,264     (    12,423)
      Decrease in accrued
         liability                 (    34,742)     (    28,601)    (    18,563)
                                     ---------        ---------       ---------
   Net cash provided by
      operating activities          $4,791,286       $3,915,518      $4,262,381
                                     ---------        ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($  157,099)     ($  105,899)    ($  201,567)
   Proceeds from sale of
      oil and gas properties             8,993            4,966          27,972
                                     ---------        ---------       ---------
   Net cash used by
      investing activities         ($  148,106)     ($  100,933)    ($  173,595)
                                     ---------        ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($4,383,528)     ($3,776,893)    ($3,645,767)
                                     ---------        ---------       ---------
   Net cash used by financing
      activities                   ($4,383,528)     ($3,776,893)    ($3,645,767)
                                     ---------        ---------       ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS             $  259,652       $   37,692      $  443,019

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD            1,579,268        1,541,576       1,098,557
                                     ---------        ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $1,838,920       $1,579,268      $1,541,576
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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE PRODUCTION PARTNERSHIP I-F

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Production Partnership I-F, an Oklahoma general partnership, at December 31, 2005 and 2004, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1 of Notes to the Combined Financial Statements under the heading "Asset Retirement Obligation," effective January 1, 2003 the
Partnerships changed the manner in which they account for asset retirement obligations.




                                    PricewaterhouseCoopers LLP







Tulsa, Oklahoma
March 29, 2006

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                            Combined Balance Sheets
                          December 31, 2005 and 2004

                                    ASSETS
                                    ------
                                                   2005            2004
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  684,976      $  552,399
   Accounts receivable:
      Oil and gas sales                            544,225         335,364
                                                 ---------       ---------
      Total current assets                      $1,229,201      $  887,763

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method                    967,086         840,849

DEFERRED CHARGE                                    302,265         326,610
                                                 ---------       ---------
                                                $2,498,552      $2,055,222
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  118,863      $  102,011
   Accrued liability - other (Note 1)                 -             62,225
   Gas imbalance payable                            36,173          37,860
   Asset retirement obligation -
      current (Note 1)                              65,890          46,371
                                                 ---------       ---------
      Total current liabilities                 $  220,926      $  248,467

LONG-TERM LIABILITIES:
   Accrued liability                            $  114,225      $  139,114
   Asset retirement obligation (Note 1)            328,418         118,400
                                                 ---------       ---------
      Total long-term liabilities               $  442,643      $  257,514

PARTNERS' CAPITAL (DEFICIT):
  General Partner                               $   46,741     ($    1,201)
  Limited Partners, issued and
    outstanding, 14,321 Units                    1,788,242       1,550,442
                                                 ---------       ---------
    Total Partners' capital                     $1,834,983      $1,549,241
                                                 ---------       ---------
                                                $2,498,552      $2,055,222
                                                 =========       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       Combined Statements of Operations
             For the Years Ended December 31, 2005, 2004, and 2003

                                      2005            2004           2003
                                   ----------      ----------    ------------
REVENUES:
   Oil and gas sales               $2,702,072      $2,009,425     $1,968,666
   Interest income                     10,680           3,451          2,605
   Gain on sale of oil and
      gas properties                     -              3,093         14,766
                                    ---------       ---------      ---------
                                   $2,712,752      $2,015,969     $1,986,037
COSTS AND EXPENSES:
   Lease operating                 $  425,574      $  455,853     $  439,037
   Production tax                     162,942         119,361        102,675
   Depreciation, depletion,
      and amortization of oil
      and gas properties              184,017          68,582         81,429
   General and administrative         195,560         189,018        189,397
                                    ---------       ---------      ---------
                                   $  968,093      $  832,814     $  812,538
                                    ---------       ---------      ---------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING
   CHANGE                          $1,744,659      $1,183,155     $1,173,499

   Cumulative effect of
      change in accounting
      for asset retirement
      obligations (Note 1)               -               -       (       318)
                                    ---------       ---------      ---------
NET INCOME                         $1,744,659      $1,183,155     $1,173,181
                                    =========       =========      =========

GENERAL PARTNER  -
   NET INCOME                      $  285,859      $  186,124     $  187,031
                                    =========       =========      =========

LIMITED PARTNERS -
   NET INCOME                      $1,458,800      $  997,031     $  986,150
                                    =========       =========      =========

NET INCOME per Unit                $   101.86      $    69.62     $    68.86
                                    =========       =========      =========

UNITS OUTSTANDING                      14,321          14,321         14,321
                                    =========       =========      =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 2005, 2004, and 2003


                                   Limited        General
                                  Partners        Partner          Total
                                ------------    ----------     ------------

Balance, Dec. 31, 2002           $1,255,261     ($ 15,418)      $1,239,843
   Net income                       986,150       187,031        1,173,181
   Cash distributions           (   771,000)    ( 185,177)     (   956,177)
                                  ---------       -------        ---------

Balance, Dec. 31, 2003           $1,470,411     ($ 13,564)      $1,456,847
   Net income                       997,031       186,124        1,183,155
   Cash distributions           (   917,000)    ( 173,761)     ( 1,090,761)
                                  ---------       -------        ---------

Balance, Dec. 31, 2004           $1,550,442     ($  1,201)      $1,549,241
   Net income                     1,458,800       285,859        1,744,659
   Cash distributions           ( 1,221,000)    ( 237,917)     ( 1,458,917)
                                  ---------       -------        ---------

Balance, Dec. 31, 2005           $1,788,242      $ 46,741       $1,834,983
                                  =========       =======        =========
























              The accompanying notes are an integral part of these
                         combined financial statements.

                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 2005, 2004, and 2003

                                       2005            2004             2003
                                   ------------    ------------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                       $1,744,659      $1,183,155       $1,173,181
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Cumulative effect of change
         in accounting for asset
         retirement obligations
         (Note 1)                         -               -                 318
      Depreciation, depletion,
         and amortization of oil
         and gas properties            184,017          68,582           81,429
      Gain on sale of oil
         and gas properties               -        (     3,093)     (    14,766)
      Settlement of asset
         retirement obligation     (       136)           -                -
      Increase in accounts
         receivable - oil
         and gas sales             (   208,861)    (    72,456)     (    22,047)
      (Increase) decrease in
         deferred charge                24,345          21,230      (     1,937)
      Increase (decrease) in
         accounts payable                7,982     (    10,361)          20,464
      Decrease in accrued
         liability - other         (    62,225)           -                -
      Increase (decrease) in gas
         imbalance payable         (     1,687)          6,970      (     3,148)
      Decrease in accrued
         liability                 (    24,889)    (    12,277)     (     8,130)
                                     ---------       ---------        ---------
  Net cash provided by
      operating activities          $1,663,205      $1,181,750       $1,225,364
                                     ---------       ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures            ($   74,804)    ($   52,442)     ($   92,849)
   Proceeds from sale of
      oil and gas properties             3,093             525           20,097
                                     ---------       ---------        ---------
   Net cash used by
      investing activities         ($   71,711)    ($   51,917)     ($   72,752)
                                     ---------       ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions              ($1,458,917)    ($1,090,761)     ($  956,177)
                                     ---------       ---------        ---------
   Net cash used by financing
      activities                   ($1,458,917)    ($1,090,761)     ($  956,177)
                                     ---------       ---------        ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS             $  132,577      $   39,072       $  196,435

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD              552,399         513,327          316,892
                                     ---------       ---------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                 $  684,976      $  552,399       $  513,327
                                     =========       =========        =========






























              The accompanying notes are an integral part of these
                         combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
                  Notes to the Combined Financial Statements
             For the Years Ended December 31, 2005, 2004, and 2003


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

      The Partnerships' original termination date under their partnership agreements was December 31, 1999. The General Partner has extended the terms of the Partnerships for their fourth two-year period to December 31, 2007 pursuant to its right to extend the term of each Partnership for up to five periods of two years each.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner."

      An affiliate of the General Partner owned the following Units at December 31, 2005:

                               Number of        Percent of
            Partnership       Units Owned    Outstanding Units
            -----------       -----------    -----------------
               I-D               2,199                30.6%
               I-E              12,006                28.7%
               I-F               4,859                33.9%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas production is being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends.


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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value. The depreciation, depletion, and amortization rates, which include accretion of the asset retirement obligation, per equivalent barrel of oil produced during the years ended December 31, 2005, 2004, and 2003, were as follows:

            Partnership        2005        2004        2003
            -----------       -----       -----       -----

                I-D           $1.51       $1.19       $2.15
                I-E            2.17        1.08        2.24
                I-F            3.20        1.18        1.22

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

If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. No impairment provisions were recorded by the Partnerships during the three years ended December 31, 2005. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average annual production costs per Mcf. At December 31, 2005 and 2004, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                  2005                      2004
                         ---------------------     ----------------------
      Partnership          Mcf         Amount        Mcf          Amount
      -----------        -------      --------     -------       --------

          I-D            146,979      $ 77,179     157,314       $ 82,606
          I-E            591,655       394,160     636,910        424,309
          I-F            246,365       302,265     266,208        326,610


      Accrued Liability - Other

      The Accrued Liability - Other at December 31, 2004 for the I-E and I-F Partnerships represents a charge accrued for the payment of a judgment related to plugging liabilities. The decrease in Accrued Liability - Other from December 31, 2004 to December 31, 2005 was due to a ruling made by the Texas Supreme Court on April 8, 2005 that the Partnerships did not owe this liability.


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average annual production costs per Mcf. At December 31, 2005 and 2004, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 2005                      2004
                        ----------------------     --------------------
      Partnership         Mcf          Amount        Mcf        Amount
      -----------       -------       --------     -------     --------

          I-D            47,728       $ 25,062      57,956     $ 30,433
          I-E           184,473        122,896     236,623      157,638
          I-F            93,100        114,225     113,386      139,114


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices for which the Partnerships are currently settling this liability. At December 31, 2005 and 2004, total sales exceeded the Partnerships' share of estimated total gas reserves as follows:


                                2005                       2004
                         -------------------        ------------------
      Partnership         Mcf        Amount          Mcf       Amount
      -----------        ------     --------        ------    --------

          I-D            21,978     $ 32,967        23,058    $ 34,587
          I-E            74,682      112,023        78,175     117,263
          I-F            24,115       36,173        25,240      37,860

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


      Asset Retirement Obligation

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. FAS No. 143 requires the estimated plugging and abandonment obligations to be recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and to be capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. On January 1, 2003, the Partnerships adopted FAS No. 143 "Accounting for Asset Retirement Obligations" and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to an increase in both the labor and rig costs associated with plugging wells. Cash flows would not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the year ended December 31, 2005, the I-D, I-E, and I-F Partnerships recognized approximately $13,000, $214,000, and $125,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the years ended December 31, 2005 and 2004 are as shown below.


                                 I-D Partnership
                                 ---------------

                                             2005              2004
                                          ----------         --------

Total Asset Retirement
   Obligation, January 1                   $ 31,101          $ 29,848
Additions                                       145              -
Revisions                                    24,916              -
Settlements and disposals                 (     448)             -
Accretion expense                             2,654             1,253
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $ 58,368          $ 31,101
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $  1,556          $  2,453
Asset Retirement Obligation -
   Long-Term                                 56,812            28,648

                                 I-E Partnership
                                 ---------------

                                             2005              2004
                                          ----------         --------

Total Asset Retirement
   Obligation, January 1                   $345,509          $281,230
Additions                                     4,015            54,257
Revisions                                   460,881              -
Settlements and disposals                 (   2,922)             -
Accretion expense                            33,452            10,022
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $840,935          $345,509
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 96,761          $ 71,029
Asset Retirement Obligation -
   Long-Term                                744,174           274,480



                                 I-F Partnership
                                 ---------------

                                             2005              2004
                                          ----------         --------

Total Asset Retirement
   Obligation, January 1                   $164,771          $122,335
Additions                                     1,505            37,980
Revisions                                   212,243              -
Settlements and disposals                 (   1,533)             -
Accretion expense                            17,322             4,456
                                            -------           -------
Total Asset Retirement
   Obligation, December 31                 $394,308          $164,771
                                            =======           =======
Asset Retirement Obligation -
   Current                                 $ 65,890          $ 46,371
Asset Retirement Obligation -
   Long-Term                                328,418           118,400



      Income Taxes

      Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.

2. TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 2005, 2004, and 2003:

            Partnership         2005         2004         2003
            -----------       --------     --------     --------

                I-D           $ 79,944     $ 79,944     $ 79,944
                I-E            464,880      464,880      464,880
                I-F            159,120      159,120      159,120

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

3. MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 2005, 2004, and 2003:

Partnership             Purchaser                        Percentage
-----------       ---------------------         --------------------------
                                                2005        2004     2003
                                                -----       -----    -----
      I-D         Chevron USA Inc.
                    ("Chevron")                 28.0%       29.3%    26.1%
                  Duke Energy Field
                    Services ("Duke")           22.1%       21.5%    20.4%
                  Enogex Services
                    Corporation                 12.9%       11.6%    12.9%
                  Cinergy Marketing
                    Company ("Cinergy")         12.0%       11.4%    10.5%
                  Sid Richardson Carbon
                    & Gas ("Richardson")          -           -      11.2%


      I-E         Chevron                       22.9%       24.5%    23.2%
                  BP America Production
                    Company ("BP")              12.6%       12.4%    11.2%
                  Duke                          12.2%       11.8%    11.4%
                  Cinergy                       12.2%       11.4%    10.9%
                  Richardson                      -           -      10.8%


      I-F         Cinergy                       16.4%       16.9%    16.9%
                  Duke                          12.7%       13.7%    13.8%
                  BP                            12.3%       13.3%    12.5%
                  Chevron                       11.8%       10.2%      -

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

      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 2005 and 2004 were as follows:


                                I-D Partnership
                                ---------------

                                               2005              2004
                                          -------------     -------------

            Proved properties              $ 3,762,239       $ 3,711,654

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             (  3,369,429)     (  3,330,320)
                                            ----------        ----------

            Net oil and gas
               properties                  $   392,810       $   381,334
                                            ==========        ==========


                                I-E Partnership
                                ---------------

                                               2005              2004
                                          -------------     -------------

            Proved properties              $26,333,468       $25,790,069

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 23,864,404)     ( 23,613,767)
                                            ----------        ----------

            Net oil and gas
               properties                  $ 2,469,064       $ 2,176,302
                                            ==========        ==========

                                 I-F Partnership
                                 ---------------

                                               2005               2004
                                          -------------      -------------

            Proved properties              $8,292,933         $8,059,937

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 7,325,847)       ( 7,219,088)
                                            ---------          ---------

            Net oil and gas
               properties                  $  967,086         $  840,849
                                            =========          =========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 2005, 2004, and 2003. Costs incurred by the Partnerships in connection with oil and gas property development activities during 2005, 2004, and 2003 were as follows:

         Partnership       2005(1)       2004         2003(2)
         -----------      --------     --------      --------
             I-D          $ 25,894     $ 22,991      $ 39,589
             I-E           166,942      116,369       201,567
             I-F            80,581       57,596        92,849

         ----------

         (1) Excludes the estimated asset retirement costs for the I-D, I-E, and I-F Partnerships of approximately $25,000, $461,000, and $212,000, respectively, recorded as a revision in FAS No. 143 during 2005 due to an increase in both the labor and rig costs associated with plugging wells.

         (2) Excludes the estimated asset retirement costs for the I-D, I-E, and I-F Partnerships of approximately $16,000, $168,000 and $73,000, respectively, recorded as part of the FAS No. 143 implementation.

      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 2005, 2004, and 2003, were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                                I-D Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 2002                56,533           1,315,719
   Production                                ( 3,764)         (  180,252)
   Extensions and discoveries                  6,068               9,173
   Revisions of previous
      estimates                                1,537             473,557
                                              ------           ---------

Proved reserves, Dec. 31, 2003                60,374           1,618,197
   Production                                ( 3,470)         (  147,339)
   Extensions and discoveries                 13,820              11,857
   Revisions of previous
      estimates                                  477              33,528
                                              ------           ---------

Proved reserves, Dec. 31, 2004                71,201           1,516,243
   Production                                ( 3,575)         (  144,538)
   Extensions and discoveries                  2,707              16,165
   Revisions of previous
      estimates                                1,196             171,446
                                              ------           ---------

Proved reserves, Dec. 31, 2005                71,529           1,559,316
                                              ======           =========

PROVED DEVELOPED RESERVES:

   December 31, 2003                          60,374           1,618,197
                                              ======           =========
   December 31, 2004                          71,201           1,516,243
                                              ======           =========
   December 31, 2005                          71,529           1,559,316
                                              ======           =========

                                I-E Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 2002               421,343           6,775,074
   Production                               ( 53,377)         (  981,953)
   Sale of minerals in place                (  5,910)         (   41,723)
   Extensions and discoveries                 29,362              35,113
   Revisions of previous
      estimates                               30,578           2,674,473
                                             -------           ---------

Proved reserves, Dec. 31, 2003               421,996           8,460,984
   Production                               ( 44,611)         (  816,326)
   Extensions and discoveries                 60,591              57,984
   Revisions of previous
      estimates                               62,388             376,738
                                             -------           ---------

Proved reserves, Dec. 31, 2004               500,364           8,079,380
   Production                               ( 39,629)         (  784,104)
   Extensions and discoveries                 11,456              76,002
   Revisions of previous
      estimates                               59,292             887,390
                                             -------           ---------

Proved reserves, Dec. 31, 2005               531,483           8,258,668
                                             =======           =========


PROVED DEVELOPED RESERVES:

   December 31, 2003                         421,996           8,460,984
                                             =======           =========
   December 31, 2004                         500,364           8,079,380
                                             =======           =========
   December 31, 2005                         531,483           8,258,668
                                             =======           =========

                                I-F Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 2002               200,897           2,334,632
   Production                               ( 23,950)         (  256,653)
   Sale of minerals in place                (  4,135)         (   29,207)
   Extensions and discoveries                 12,178              14,777
   Revisions of previous
      estimates                               12,274             521,725
                                             -------           ---------

Proved reserves, Dec. 31, 2003               197,264           2,585,274
   Production                               ( 19,943)         (  229,104)
   Extensions and discoveries                 28,467              27,189
   Revisions of previous
      estimates                               33,106              17,836
                                             -------           ---------

Proved reserves, Dec. 31, 2004               238,894           2,401,195
   Production                               ( 18,138)         (  236,641)
   Extensions and discoveries                  5,246              34,537
   Revisions of previous
      estimates                               24,614             254,254
                                             -------           ---------

Proved reserves, Dec. 31, 2005               250,616           2,453,345
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 2003                         197,264           2,585,274
                                             =======           =========
   December 31, 2004                         238,894           2,401,195
                                             =======           =========
   December 31, 2005                         250,616           2,453,345
                                             =======           =========

5. QUARTERLY FINANCIAL DATA (Unaudited)

      Summarized unaudited quarterly financial data for 2005 and 2004 are as follows:

                                 I-D Partnership
                                 ---------------

                                               2005
                        ---------------------------------------------------
                          First        Second         Third         Fourth
                         Quarter       Quarter       Quarter        Quarter
                        --------      --------      --------       --------

Total Revenues          $293,929      $265,701      $326,238       $368,139
Gross Profit (1)         237,982       219,070       270,453        308,618
Net Income               189,037       184,591       232,063        275,170
Limited Partners'
   Net Income
   Per Unit                22.23         21.61         27.12          32.39

                                               2004
                        ---------------------------------------------------
                          First        Second         Third         Fourth
                         Quarter       Quarter       Quarter        Quarter
                        --------      --------      --------       --------

Total Revenues          $218,676      $245,176      $229,652       $242,344
Gross Profit (1)         168,304       206,705       198,814        191,356
Net Income               133,655       158,950       170,202        162,528
Limited Partners'
   Net Income
   Per Unit                15.65         18.56         19.98          19.13





--------------------
(1) Total revenues less oil and gas production expenses.

                                 I-E Partnership
                                 ---------------


                                                  2005
                        -------------------------------------------------------
                           First         Second           Third        Fourth
                          Quarter        Quarter         Quarter       Quarter
                        ----------      ----------      ----------    ----------

Total Revenues          $1,854,605      $1,694,841      $2,100,575    $2,218,654
Gross Profit (1)         1,550,723       1,309,085       1,689,179     1,718,850
Net Income               1,364,339       1,137,442       1,429,497     1,454,419
Limited Partners'
   Net Income
   Per Unit                  27.60           22.97           28.60         29.12

                                                  2004
                        -------------------------------------------------------
                           First         Second           Third        Fourth
                          Quarter        Quarter         Quarter       Quarter
                        ----------      ----------      ----------    ----------

Total Revenues          $1,377,500      $1,552,026      $1,495,150    $1,542,211
Gross Profit (1)           977,978       1,235,837       1,227,432     1,121,527
Net Income                 792,022       1,046,880       1,065,694       955,146
Limited Partners'
   Net Income
   Per Unit                  15.91           21.10           21.53         19.29



--------------------
(1) Total revenues less oil and gas production expenses.

                                 I-F Partnership
                                 ---------------



                                                  2005
                       -------------------------------------------------------
                         First           Second           Third        Fourth
                        Quarter          Quarter         Quarter       Quarter
                       --------         --------        --------      --------

Total Revenues          $603,071        $586,377        $764,343      $758,961
Gross Profit(1)          533,655         412,359         588,021       590,201
Net Income               453,094         351,926         482,509       457,130
Limited Partners'
   Net Income
   Per Unit                26.75           20.75           28.05         26.31

                                                  2004
                       -------------------------------------------------------
                         First           Second           Third        Fourth
                        Quarter          Quarter         Quarter       Quarter
                       --------         --------        --------      --------

Total Revenues          $460,573        $500,767        $508,901      $545,728
Gross Profit (1)         318,350         359,772         397,527       365,106
Net Income               248,204         291,029         340,559       303,363
Limited Partners'
   Net Income
   Per Unit                14.52           17.17           20.08         17.85


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

*4.9 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D dated October 27, 2005.

 4.10 Second Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.8 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.11 Third Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.9 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.12 Fourth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D filed as Exhibit 4.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.13 Fifth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D dated November 18, 2003 filed as Exhibit 4.12 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*4.14 Sixth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D dated October 27, 2005.

 4.15       Amended and Restated Agreement and Certificate of

            Limited Partnership dated September 10, 1986 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.16 Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated March 9, 1989 filed as
            Exhibit 4.12 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.17 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.18 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.19 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.20 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.21 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.17 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.22 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.20 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*4.23 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated October 27, 2005.

 4.24 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.18 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.25 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.19 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.26 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.20 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.27 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003 for Geodyne Energy Income Limited Partnership I-E filed as Exhibit 4.24 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*4.28 Sixth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E dated October 27, 2005.

 4.29 Amended and Restated Agreement and Certificate of Limited Partnership dated December 17, 1986 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.30 Amended and Restated Certificate of Limited Partnership of PaineWebber/Geodyne Energy Income Limited Partnership I-F dated March 9, 1989 filed as Exhibit 4.22 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.31 First Amendment to Amended and Restated Certificate of Limited Partnership and First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated February 24, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.32 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated August 4, 1993 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.33 Third Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated July 1, 1996 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.34 Fourth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated December 23, 1999 for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 4.35 Fifth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 14, 2001, for the Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.27 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.36 Sixth Amendment to Amended and Restated Agreement and Certificate of Limited Partnership dated November 18, 2003, for the Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.32 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*4.37 Seventh Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-F dated October 27, 2005.

 4.38 Second Amendment to Amended and Restated Certificate of Limited Partnership dated July 1, 1996, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.28 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.39 Third Amendment to Amended and Restated Certificate of Limited Partnership dated December 27, 1999, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.29 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.40 Fourth Amendment to Amended and Restated Certificate of Limited Partnership dated November 14, 2001, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.30 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 4.41 Fifth Amendment to Amended and Restated Certificate of Limited Partnership dated November 18, 2003, for Geodyne Energy Income Limited Partnership I-F filed as Exhibit 4.36 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*4.42 Sixth Amendment to Amended and Restated Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-F dated October 27, 2005.

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

*10.7 Sixth Amendment to Amended and Restated Agreement of partnership of Geodyne Energy Income Production Partnership I-D dated October 27, 2005.

 10.8 Amended and Restated Agreement of Partnership dated September 10, 1986 for Geodyne Energy Income Production Partnership I-E filed as
            Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.9 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.10 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.11 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.12 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.10 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.13 Fifth Amendment to Amended and Restated Agreement of Partnership Dated November 18, 2003 for Geodyne Energy Income Production Partnership I-E filed as Exhibit 10.12 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*10.14 Sixth Amendment to Amended and Restated Agreement of partnership of Geodyne Energy Income Production Partnership I-E dated October 27, 2005.

 10.15 Amended and Restated Agreement of Partnership dated December 17, 1986 for Geodyne Energy Income Production Partnership I-F filed as
            Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.16 First Amendment to Amended and Restated Agreement of Partnership dated February 26, 1993 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.17 Second Amendment to Amended and Restated Agreement of Partnership dated July 1, 1996 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.18 Third Amendment to Amended and Restated Agreement of Partnership dated December 30, 1999 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on February 24, 2000 and is hereby incorporated by reference.

 10.19 Fourth Amendment to Amended and Restated Agreement of Partnership dated November 14, 2001 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.15 to Annual Report on Form 10-K405 for period ended December 31, 2001, filed with the SEC on February 28, 2002 and is hereby incorporated by reference.

 10.20 Fifth Amendment to Amended and Restated Agreement of Partnership dated November 18, 2003 for Geodyne Energy Income Production Partnership I-F filed as Exhibit 10.18 to Annual Report on Form 10-K for period ended December 31, 2003, filed with the SEC on March 26, 2004 and is hereby incorporated by reference.

*10.21 Sixth Amendment to Amended and Restated Agreement of partnership of Geodyne Energy Income Production Partnership I-F dated October 27, 2005.

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