Form 10-Q
period 2006-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 2006-05-12
CIK 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2006


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

                                Large accelerated filer
                  --------

                                Accelerated filer
                  --------

                      X         Non-accelerated filer
                  --------


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

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                 March 31,     December 31,
                                                   2006            2005
                                                -----------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $  343,279     $  311,844
   Accounts receivable:
      Oil and gas sales                             195,279        310,780
                                                 ----------     ----------
        Total current assets                     $  538,558     $  622,624

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                    391,370        392,810

DEFERRED CHARGE                                      77,179         77,179
                                                 ----------     ----------
                                                 $1,007,107     $1,092,613
                                                 ==========     ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $   28,452     $   33,313
   Gas imbalance payable                             32,967         32,967
   Asset retirement obligation -
      current (Note 1)                                1,575          1,556
                                                 ----------     ----------
        Total current liabilities                $   62,994     $   67,836

LONG-TERM LIABILITIES:
   Accrued liability                             $   25,062     $   25,062
   Asset retirement obligation (Note 1)              57,521         56,812
                                                 ----------     ----------
      Total long-term liabilities                $   82,583     $   81,874

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($   13,798)    $    6,023
   Limited Partners, issued and
      outstanding, 7,195 units                      875,328        936,880
                                                 ----------     ----------
        Total Partners' capital                  $  861,530     $  942,903
                                                 ----------     ----------
                                                 $1,007,107     $1,092,613
                                                 ==========     ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                               --------          --------

REVENUES:
   Oil and gas sales                           $268,663          $293,043
   Interest income                                2,544               886
                                               --------          --------
                                               $271,207          $293,929

COSTS AND EXPENSES:
   Lease operating                             $ 26,233          $ 36,157
   Production tax                                19,243            19,790
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  6,635             6,064
   General and administrative
      (Note 2)                                   44,984            42,881
                                               --------          --------
                                               $ 97,095          $104,892
                                               --------          --------
NET INCOME                                     $174,112          $189,037
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 26,664          $ 29,072
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $147,448          $159,965
                                               ========          ========
NET INCOME per unit                            $  20.49          $  22.23
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========



















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $174,112        $189,037
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   6,635           6,064
      Settlement of asset retirement
        obligation                                       -       (      36)
      (Increase) decrease in accounts
        receivable - oil and gas sales             115,501       (  21,671)
      Increase (decrease) in accounts
        payable                                  (   4,389)         22,517
                                                  --------        --------
Net cash provided by operating
   activities                                     $291,859        $195,911
                                                  --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($  5,084)      ($  2,155)
   Proceeds from sale of oil and
      gas properties                                   145           2,958
                                                  --------        --------
Net cash provided (used) by investing
   activities                                    ($  4,939)       $    803
                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($255,485)      ($173,244)
                                                  --------        --------
Net cash used by financing
   activities                                    ($255,485)      ($173,244)
                                                  --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 31,435        $ 23,470

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             311,844         250,839
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $343,279        $274,309
                                                  ========        ========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $2,131,691        $1,838,920
   Accounts receivable:
      Oil and gas sales                        1,276,412         1,921,870
                                              ----------        ----------
        Total current assets                  $3,408,103        $3,760,790

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,435,751         2,469,064

DEFERRED CHARGE                                  394,160           394,160
                                              ----------        ----------
                                              $6,238,014        $6,624,014
                                              ==========        ==========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                           $  364,978        $  350,149
   Gas imbalance payable                         112,023           112,023
   Asset retirement obligation -
      current (Note 1)                             6,308            96,761
                                              ----------        ----------
        Total current liabilities             $  483,309        $  558,933

LONG-TERM LIABILITIES:
   Accrued liability                          $  122,896        $  122,896
   Asset retirement obligation
      (Note 1)                                   749,239           744,174
                                              ----------        ----------
        Total long-term liabilities           $  872,135        $  867,070

PARTNERS' CAPITAL:
   General Partner                            $    2,058        $   89,828
   Limited Partners, issued and
      outstanding, 41,839 units                4,880,512         5,108,183
                                              ----------        ----------
        Total Partners' capital               $4,882,570        $5,198,011
                                              ----------        ----------
                                              $6,238,014        $6,624,014
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                 2006             2005
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,728,182       $1,848,691
   Interest income                                14,971            5,914
                                              ----------       ----------
                                              $1,743,153       $1,854,605

COSTS AND EXPENSES:
   Lease operating                            $  298,035       $  185,856
   Production tax                                118,206          118,026
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  59,850           42,716
   General and administrative
      (Note 2)                                   146,518          143,668
                                              ----------       ----------
                                              $  622,609       $  490,266
                                              ----------       ----------

NET INCOME                                    $1,120,544       $1,364,339
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  174,215       $  209,744
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  946,329       $1,154,595
                                              ==========       ==========
NET INCOME per unit                           $    22.62       $    27.60
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========


















         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                 2006             2005
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,120,544       $1,364,339
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                59,850           42,716
      Settlement of asset retirement
        obligation                           (    92,023)     (       272)
      (Increase) decrease in accounts
        receivable - oil and gas sales           645,458      (   187,343)
      Increase in accounts payable                27,027           14,693
      Decrease in accrued liability -
        other                                          -      (    88,892)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $1,760,856       $1,145,241
                                              ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   32,100)     ($   11,686)
   Proceeds from the sale of oil and
      gas properties                                   -           13,213
                                              ----------       ----------
Net cash provided (used) by investing
   activities                                ($   32,100)      $    1,527
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,435,985)     ($1,093,897)
                                              ----------       ----------
Net cash used by financing
   activities                                ($1,435,985)     ($1,093,897)
                                              ----------       ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  292,771       $   52,871

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,838,920        1,579,268
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $2,131,691       $1,632,139
                                              ==========       ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  672,499        $  684,976
   Accounts receivable:
      Oil and gas sales                          385,299           544,225
                                              ----------        ----------
        Total current assets                  $1,057,798        $1,229,201

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 954,851           967,086

DEFERRED CHARGE                                  302,265           302,265
                                              ----------        ----------
                                              $2,314,914        $2,498,552
                                              ==========        ==========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                           $  168,074        $  118,863
   Gas imbalance payable                          36,173            36,173
   Asset retirement obligation -
      current (Note 1)                             2,551            65,890
                                              ----------        ----------
        Total current liabilities             $  206,798        $  220,926

LONG-TERM LIABILITIES:
   Accrued liability                          $  114,225        $  114,225
   Asset retirement obligation
      (Note 1)                                   330,324           328,418
                                              ----------        ----------
        Total long-term liabilities           $  444,549        $  442,643

PARTNERS' CAPITAL:
   General Partner                            $   16,337        $   46,741
   Limited Partners, issued and
      outstanding, 14,321 units                1,647,230         1,788,242
                                              ----------        ----------
        Total Partners' capital               $1,663,567        $1,834,983
                                              ----------        ----------
                                              $2,314,914        $2,498,552
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                               --------          --------

REVENUES:
   Oil and gas sales                           $596,427          $601,026
   Interest income                                5,310             2,045
                                               --------          --------
                                               $601,737          $603,071

COSTS AND EXPENSES:
   Lease operating                             $148,228          $ 32,432
   Production tax                                37,841            36,984
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 23,370            16,947
   General and administrative
      (Note 2)                                   65,871            63,614
                                               --------          --------
                                               $275,310          $149,977
                                               --------          --------

NET INCOME                                     $326,427          $453,094
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 51,439          $ 70,030
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $274,988          $383,064
                                               ========          ========
NET INCOME per unit                            $  19.20          $  26.75
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========


















         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)
                                                     2006          2005
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $326,427      $453,094
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   23,370        16,947
      Settlement of asset retirement
        obligation                                (  63,270)    (     136)
      (Increase) decrease in accounts
        receivable - oil and gas sales              158,926     (  37,927)
      Increase (decrease) in accounts
        payable                                      56,103     (   9,980)
      Decrease in accrued liability -
        other                                             -     (  62,225)
                                                   --------      --------
Net cash provided by operating
   activities                                      $501,556      $359,773
                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($ 16,190)    ($  5,580)
   Proceeds from sale of oil and
      gas properties                                      -         5,113
                                                   --------      --------
Net cash used by investing
   activities                                     ($ 16,190)    ($    467)
                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($497,843)    ($340,028)
                                                   --------      --------
Net cash used by financing
   activities                                     ($497,843)    ($340,028)
                                                   --------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               ($ 12,477)     $ 19,278

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              684,976       552,399
                                                   --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $672,499      $571,677
                                                   ========      ========



         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 2006, combined statements of operations for the three months ended March 31, 2006 and 2005, and combined statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 2006, the combined results of operations for the three months ended March 31, 2006 and 2005, and the combined cash flows for the three months ended March 31, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2006, the I-D, I-E, and I-F Partnerships recognized approximately $1,000, $22,000, and $9,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three months ended March 31, 2006 and 2005 are as shown below.

                                 I-D Partnership
                                 ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2006         3/31/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $ 58,368          $ 31,101
      Additions and revisions                          -                98
      Settlements and disposals                        -         (     448)
      Accretion expense                              728               343
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 59,096          $ 31,094
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  1,575          $  2,483
      Asset Retirement Obligation -
         Long-Term                                57,521            28,611

                                 I-E Partnership
                                 ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2006         3/31/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $840,935          $345,509
      Additions and revisions                          -               493
      Settlements and disposals                (  95,023)        (   2,922)
      Accretion expense                            9,635             3,002
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $755,547          $346,082
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  6,308          $ 12,210
      Asset Retirement Obligation -
         Long-Term                               749,239           333,872



                                 I-F Partnership
                                 ---------------


                                              Three Months      Three Months
                                                 Ended             Ended
                                               3/31/2006         3/31/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $394,308          $164,771
      Additions and revisions                  (     600)              258
      Settlements and disposals                (  65,318)        (   1,533)
      Accretion expense                            4,485             1,444
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $332,875          $164,940
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  2,551          $  5,555
      Asset Retirement Obligation -
         Long-Term                               330,324           159,385

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                  $24,998                  $ 19,986
               I-E                   30,298                   116,220
               I-F                   26,091                    39,780

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions, or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution.

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


                                 I-D Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2005               71,529       1,559,316
         Production                               (   813)     (   31,170)
         Extensions and discoveries                     8             361
         Revisions of previous
         estimates                                (    69)     (   22,575)
                                                   ------       ---------

      Proved reserves, March 31, 2006              70,655       1,505,932
                                                   ======       =========

                                 I-E Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2005              531,483       8,258,668
         Production                              (  9,312)     (  168,785)
         Extensions and discoveries                    31           1,712
         Revisions of previous
            estimates                               2,178      (  128,367)
                                                  -------       ---------

      Proved reserves, March 31, 2006             524,380       7,963,228
                                                  =======       =========


                                 I-F Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2005              250,616       2,453,345
         Production                              (  4,260)     (   47,679)
         Extensions and discoveries                    15             799
         Revisions of previous
            estimates                               1,190      (   54,758)
                                                  -------       ---------

      Proved reserves, March 31, 2006             247,561       2,351,707
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2006 and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in the oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2006 will actually be realized for such production.

                                       Net Present Value of Reserves
                                 -----------------------------------------
      Partnership                          3/31/06         12/31/05
      -----------                        -----------     ------------
         I-D                             $ 5,343,136      $ 7,249,132
         I-E                              31,293,684       41,189,324
         I-F                              11,082,877       13,999,885


                                             Oil and Gas Prices
                                 -----------------------------------------
        Pricing                            3/31/06         12/31/05
      -----------                        -----------     ------------
      Oil (Bbl)                          $     66.25      $     61.06
      Gas (Mcf)                                 7.18            10.08


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

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            *     The ability of the  members  of the  Organization of Petroleum
                  Exporting   Countries  ("OPEC")  to agree to and  maintain oil
                  prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            *     Weather   conditions   and   the   impact  of  weather-related
                  events;
            *     The  availability of pipelines for  transportation
            *     Domestic and foreign government regulations and taxes; and
            *     Market expectations.

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

      In addition to pricing, the level of net revenues is also highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices (or high oil and gas prices), mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments (either positive or negative) made by the operators of the properties;
            * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and

            *     Completion  of  enhanced   recovery  projects  which  increase
                  production for the well.

      Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      I-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2006             2005
                                                  --------         --------
      Oil and gas sales                           $268,663         $293,043
      Oil and gas production expenses             $ 45,476         $ 55,947
      Barrels produced                                 813              952
      Mcf produced                                  31,170           41,416
      Average price/Bbl                           $  62.64         $  47.80
      Average price/Mcf                           $   6.99         $   5.98

      As shown in the table above, total oil and gas sales decreased $24,000 (8.3%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this decrease, $7,000 and $61,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $12,000 and $32,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 139 barrels and 10,246 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) positive prior period volume adjustments made by the operators on several wells during the three months ended March 31, 2005, and (iii) the shutting-in of one significant well due to production difficulties during a portion of the three months ended March 31, 2006. As of the date of this Quarterly Report, the shut-in well has returned to production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses decreased to 16.9% for the three months ended March 31, 2006 from 19.1% for the three months ended March 31, 2005. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $600 (9.4%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $400 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $400 was due to accretion of these additional asset retirement obligations. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 2.5% for the three months ended March 31, 2006 from 2.1% for the three months ended March 31, 2005. This percentage increase was primarily due to (i) the dollar increase in depreciation, depletion, and amortization of oil and gas properties and (ii) the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,000 (4.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses increased to 16.7% for the three months ended March 31, 2006 from 14.6% for the three months ended March 31, 2005. This percentage increase was primarily due to (i) the decrease in oil and gas sales and (ii) the dollar increase in general and administrative expenses.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $18,052,175  or  250.91%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,728,182       $1,848,691
      Oil and gas production expenses           $  416,241       $  303,882
      Barrels produced                               9,312           10,723
      Mcf produced                                 168,785          229,046
      Average price/Bbl                         $    60.02       $    46.20
      Average price/Mcf                         $     6.93       $     5.91

      As shown in the table above, total oil and gas sales decreased $121,000 (6.5%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this decrease, $65,000 and $356,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $128,000 and $172,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,411 barrels and 60,261 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during the three months ended March 31, 2006 due to mechanical problems, and (iii) positive prior period volume adjustments made by the operators on several wells during the three months ended March 31, 2005. As of the date of this Quarterly Report, the shut-in well is expected to return to production in the first half of 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $112,000 (37.0%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) a reversal during the three months ended March 31, 2005 of approximately $89,000 of a charge previously accrued for a judgment and (ii) workover expenses incurred on several wells during the three months ended March 31, 2006. As a percentage of oil and gas sales, these expenses increased to 24.1% for the three months ended March 31, 2006 from 16.4% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $17,000 (40.1%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $11,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $6,000 was due to accretion of these additional asset retirement obligations. This increase was also due to (i) downward revisions in the estimates of remaining gas reserves since March 31, 2005 and (ii) an increase in depletable oil and gas properties during the three months ended March 31, 2006 primarily due to drilling activities in a large unitized property. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 3.5% for the three months ended March 31, 2006 from 2.3% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $3,000 (2.0%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses increased to 8.5% for the three months ended March 31, 2006 from 7.8% for the three months ended March 31, 2005.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $76,116,552  or  181.93%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2006             2005
                                                  --------         --------
      Oil and gas sales                           $596,427         $601,026
      Oil and gas production expenses             $186,069         $ 69,416
      Barrels produced                               4,260            5,079
      Mcf produced                                  47,679           61,912
      Average price/Bbl                           $  59.59         $  46.01
      Average price/Mcf                           $   7.19         $   5.93

      As shown in the table above, total oil and gas sales remained relatively constant for the three months ended March 31, 2006 and 2005. Decreases of $38,000 and $85,000, respectively, related to decreases in volumes of oil and gas sold were substantially offset by increases of $58,000 and $60,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 819 barrels and 14,233 Mcf, respectively, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) the shutting-in of one significant well during the three months ended March 31, 2006 due to mechanical problems, and (iii) positive prior period volume adjustments made by the operators on several wells during the three months ended March 31, 2005. As of the date of this Quarterly Report, the shut-in well is expected to return to production in the first half of 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $117,000 (168.0%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was primarily due to (i) a reversal during the three months ended March 31, 2005 of approximately $62,000 of a charge previously accrued for a judgment and (ii) workover expenses incurred on several wells during the three months ended March 31, 2006. As a percentage of oil and gas sales, these expenses increased to 31.2% for the three months ended March 31, 2006 from 11.5% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,000 (37.9%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase (i) $4,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 was due to accretion of these additional asset retirement obligations. This increase was also due to (i) an increase in depletable oil and gas properties during the three months ended March 31, 2006 primarily due to drilling activities in a large unitized property and (ii) downward revisions in the estimates of remaining gas reserves since March 31, 2005. These increases were partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 3.9% for the three months ended March 31, 2006 from 2.8% for the three months ended March 31, 2005. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization of oil and gas properties.

      General and administrative expenses increased $2,000 (3.5%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As a percentage of oil and gas sales, these expenses increased to 11.0% for the three months ended March 31, 2006 from 10.6% for the three months ended March 31, 2005.

      The Limited  Partners have received cash  distributions  through March 31,
      2006  totaling   $24,030,664  or  167.80%  of  Limited  Partners'  capital
      contributions.

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


                        GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 12, 2006                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 12, 2006                 By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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