Form 10-Q
period 2006-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E
filed 2006-08-14
CIK 799178, 811031, 806613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2006


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                  June 30,     December 31,
                                                    2006           2005
                                                ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $  281,233     $  311,844
   Accounts receivable:
      Oil and gas sales                             176,533        310,780
                                                 ----------     ----------
        Total current assets                     $  457,766     $  622,624

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                    393,184        392,810

DEFERRED CHARGE                                      71,634         77,179
                                                 ----------     ----------
                                                 $  922,584     $1,092,613
                                                 ==========     ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $   18,873     $   33,313
   Gas imbalance payable                             32,097         32,967
   Asset retirement obligation -
      current (Note 1)                                1,594          1,556
                                                 ----------     ----------
        Total current liabilities                $   52,564     $   67,836

LONG-TERM LIABILITIES:
   Accrued liability                             $   24,254     $   25,062
   Asset retirement obligation
      (Note 1)                                       58,250         56,812
                                                 ----------     ----------
      Total long-term liabilities                $   82,504     $   81,874

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($   14,500)    $    6,023
   Limited Partners, issued and
      outstanding, 7,195 units                      802,016        936,880
                                                 ----------     ----------
        Total Partners' capital                  $  787,516     $  942,903
                                                 ----------     ----------
                                                 $  922,584     $1,092,613
                                                 ==========     ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                               --------          --------

REVENUES:
   Oil and gas sales                           $253,796          $264,614
   Interest income                                2,759             1,087
                                               --------          --------
                                               $256,555          $265,701

COSTS AND EXPENSES:
   Lease operating                             $ 24,000          $ 28,881
   Production tax                                16,169            17,750
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  5,599            11,621
   General and administrative
      (Note 2)                                   22,483            22,858
                                               --------          --------
                                               $ 68,251          $ 81,110
                                               --------          --------
NET INCOME                                     $188,304          $184,591
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 28,616          $ 29,152
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $159,688          $155,439
                                               ========          ========
NET INCOME per unit                            $  22.20          $  21.61
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========



















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                               --------          --------

REVENUES:
   Oil and gas sales                           $522,459          $557,657
   Interest income                                5,303             1,973
                                               --------          --------
                                               $527,762          $559,630

COSTS AND EXPENSES:
   Lease operating                             $ 50,233          $ 65,038
   Production tax                                35,412            37,540
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 12,234            17,685
   General and administrative
      (Note 2)                                   67,467            65,739
                                               --------          --------
                                               $165,346          $186,002
                                               --------          --------
NET INCOME                                     $362,416          $373,628
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 55,280          $ 58,224
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $307,136          $315,404
                                               ========          ========
NET INCOME per unit                            $  42.69          $  43.84
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========



















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $362,416        $373,628
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  12,234          17,685
      Settlement of asset retirement
        obligation                                       -       (      36)
      (Increase) decrease in accounts
        receivable - oil and gas sales             134,247       (  36,039)
      Decrease in deferred charge                    5,545           4,442
      Decrease in accounts payable               (  14,733)      (   8,700)
      Increase (decrease) in gas
        imbalance payable                        (     870)             18
      Decrease in accrued liability              (     808)      (   4,997)
                                                  --------        --------
Net cash provided by operating
   activities                                     $498,031        $346,001
                                                  --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 11,070)      ($ 13,238)
   Proceeds from sale of oil and
      gas properties                                   231           2,798
                                                  --------        --------
Net cash used by investing
   activities                                    ($ 10,839)      ($ 10,440)
                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($517,803)      ($337,401)
                                                  --------        --------
Net cash used by financing
   activities                                    ($517,803)      ($337,401)
                                                  --------        --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                   ($ 30,611)      ($  1,840)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             311,844         250,839
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $281,233        $248,999
                                                  ========        ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,803,732        $1,838,920
   Accounts receivable:
      Oil and gas sales                        1,169,253         1,921,870
                                              ----------        ----------
        Total current assets                  $2,972,985        $3,760,790

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               2,432,139         2,469,064

DEFERRED CHARGE                                  371,475           394,160
                                              ----------        ----------
                                              $5,776,599        $6,624,014
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  288,556        $  350,149
   Gas imbalance payable                         109,226           112,023
   Asset retirement obligation -
      current (Note 1)                             6,382            96,761
                                              ----------        ----------
        Total current liabilities             $  404,164        $  558,933

LONG-TERM LIABILITIES:
   Accrued liability                          $  118,444        $  122,896
   Asset retirement obligation
      (Note 1)                                   757,593           744,174
                                              ----------        ----------
        Total long-term liabilities           $  876,037        $  867,070

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($    9,917)       $   89,828
   Limited Partners, issued and
      outstanding, 41,839 units                4,506,315         5,108,183
                                              ----------        ----------
        Total Partners' capital               $4,496,398        $5,198,011
                                              ----------        ----------
                                              $5,776,599        $6,624,014
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006             2005
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $1,703,486       $1,687,867
   Interest income                                16,501            6,974
                                              ----------       ----------
                                              $1,719,987       $1,694,841

COSTS AND EXPENSES:
   Lease operating                            $  252,618       $  276,921
   Production tax                                102,285          108,835
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  47,009           49,064
   General and administrative
      (Note 2)                                   121,711          122,579
                                              ----------       ----------
                                              $  523,623       $  557,399
                                              ----------       ----------

NET INCOME                                    $1,196,364       $1,137,442
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  183,561       $  176,439
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,012,803       $  961,003
                                              ==========       ==========
NET INCOME per unit                           $    24.21       $    22.97
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========


















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006             2005
                                              ----------       ----------

REVENUES:
   Oil and gas sales                          $3,431,668       $3,536,558
   Interest income                                31,472           12,888
                                              ----------       ----------
                                              $3,463,140       $3,549,446

COSTS AND EXPENSES:
   Lease operating                            $  550,653       $  462,777
   Production tax                                220,491          226,861
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 106,859           91,780
   General and administrative
      (Note 2)                                   268,229          266,247
                                              ----------       ----------
                                              $1,146,232       $1,047,665
                                              ----------       ----------

NET INCOME                                    $2,316,908       $2,501,781
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  357,776       $  386,183
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,959,132       $2,115,598
                                              ==========       ==========
NET INCOME per unit                           $    46.83       $    50.57
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========


















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                 2006             2005
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,316,908       $2,501,781
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               106,859           91,780
      Settlement of asset retirement
        obligation                           (    92,023)     (       272)
      (Increase) decrease in accounts
        receivable - oil and gas sales           752,617      (   283,025)
      Decrease in deferred charge                 22,685           26,442
      Increase in accounts payable           (    52,649)     (    64,951)
      Decrease in accrued liability -
        other                                          -      (    88,892)
      Decrease in gas imbalance
        payable                              (     2,797)     (     4,196)
      Decrease in accrued liability          (     4,452)     (    28,846)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $3,047,148       $2,149,821
                                              ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   63,815)     ($   92,228)
   Proceeds from the sale of oil and
      gas properties                                   -            8,993
                                              ----------       ----------
Net cash used by investing
   activities                                ($   63,815)     ($   83,235)
                                              ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($3,018,521)     ($2,109,810)
                                              ----------       ----------
Net cash used by financing
   activities                                ($3,018,521)     ($2,109,810)
                                              ----------       ----------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                               ($   35,188)     ($   43,224)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,838,920        1,579,268
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,803,732       $1,536,044
                                              ==========       ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  608,040        $  684,976
   Accounts receivable:
      Oil and gas sales                          379,558           544,225
                                              ----------        ----------
        Total current assets                  $  987,598        $1,229,201

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 956,629           967,086

DEFERRED CHARGE                                  287,766           302,265
                                              ----------        ----------
                                              $2,231,993        $2,498,552
                                              ==========        ==========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                           $  154,433        $  118,863
   Gas imbalance payable                          35,181            36,173
   Asset retirement obligation -
      current (Note 1)                             2,581            65,890
                                              ----------        ----------
        Total current liabilities             $  192,195        $  220,926

LONG-TERM LIABILITIES:
   Accrued liability                          $  110,257        $  114,225
   Asset retirement obligation
      (Note 1)                                   333,369           328,418
                                              ----------        ----------
        Total long-term liabilities           $  443,626        $  442,643

PARTNERS' CAPITAL:
   General Partner                            $   17,312        $   46,741
   Limited Partners, issued and
      outstanding, 14,321 units                1,578,860         1,788,242
                                              ----------        ----------
        Total Partners' capital               $1,596,172        $1,834,983
                                              ----------        ----------
                                              $2,231,993        $2,498,552
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                 2006              2005
                                               --------          --------

REVENUES:
   Oil and gas sales                           $593,556          $583,939
   Interest income                                5,334             2,438
                                               --------          --------
                                               $598,890          $586,377

COSTS AND EXPENSES:
   Lease operating                             $119,610          $136,633
   Production tax                                34,422            37,385
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 17,007            17,062
   General and administrative
      (Note 2)                                   42,897            43,371
                                               --------          --------
                                               $213,936          $234,451
                                               --------          --------

NET INCOME                                     $384,954          $351,926
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 59,324          $ 54,812
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $325,630          $297,114
                                               ========          ========
NET INCOME per unit                            $  22.74          $  20.75
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========


















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                2006              2005
                                             ----------        ----------

REVENUES:
   Oil and gas sales                         $1,189,983        $1,184,965
   Interest income                               10,644             4,483
                                             ----------        ----------
                                             $1,200,627        $1,189,448

COSTS AND EXPENSES:
   Lease operating                           $  267,838        $  169,065
   Production tax                                72,263            74,369
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 40,377            34,009
   General and administrative
      (Note 2)                                  108,768           106,985
                                             ----------        ----------
                                             $  489,246        $  384,428
                                             ----------        ----------

NET INCOME                                   $  711,381        $  805,020
                                             ==========        ==========
GENERAL PARTNER - NET INCOME                 $  110,763        $  124,842
                                             ==========        ==========
LIMITED PARTNERS - NET INCOME                $  600,618        $  680,178
                                             ==========        ==========
NET INCOME per unit                          $    41.94        $    47.50
                                             ==========        ==========
UNITS OUTSTANDING                                14,321            14,321
                                             ==========        ==========


















            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)
                                                     2006          2005
                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $711,381      $805,020
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   40,377        34,009
      Settlement of asset retirement
        obligation                                (  63,270)    (     136)
      (Increase) decrease in accounts
        receivable - oil and gas sales              164,667     (  57,430)
      Decrease in deferred charge                    14,499        22,204
      Increase (decrease) in accounts
        payable                                      40,907     (  16,510)
      Decrease in accrued liability -
        other                                             -     (  62,225)
      Increase (decrease) in gas
        imbalance payable                         (     992)          276
      Decrease in accrued liability               (   3,968)    (  21,229)
                                                   --------      --------
Net cash provided by operating
   activities                                      $903,601      $703,979
                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           ($ 30,345)    ($ 48,350)
   Proceeds from sale of oil and
      gas properties                                      -         3,093
                                                   --------      --------
Net cash used by investing
   activities                                     ($ 30,345)    ($ 45,257)
                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                             ($950,192)    ($670,611)
                                                   --------      --------
Net cash used by financing
   activities                                     ($950,192)    ($670,611)
                                                   --------      --------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                    ($ 76,936)    ($ 11,889)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              684,976       552,399
                                                   --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $608,040      $540,510
                                                   ========      ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2006, combined statements of operations for the three and six months ended June 30, 2006 and 2005, and combined statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2006, the combined results of operations for the three and six months ended June 30, 2006 and 2005, and the combined cash flows for the six months ended June 30, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. During the year ended December 31, 2005, the Partnerships' asset retirement obligations were revised upward due to increases in both labor and rig costs associated with plugging wells. Cash flows will not be affected until wells are actually plugged and abandoned.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the six months ended June 30, 2006, the I-D, I-E, and I-F Partnerships recognized $3,000, $41,000, and $17,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and six months ended June 30, 2006 and 2005 are as shown below.

                              I-D Partnership
                              ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                                6/30/2006        6/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $ 59,096          $ 31,094
      Additions and revisions                          -                47
      Accretion expense                              748               340
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 59,844          $ 31,481
                                                ========          ========


                                               Six Months        Six Months
                                                 Ended             Ended
                                                6/30/2006        6/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 58,368          $ 31,101
      Additions and revisions                          -               145
      Settlements and disposals                        -         (     448)
      Accretion expense                            1,476               683
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 59,844          $ 31,481
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  1,594          $  1,686
      Asset Retirement Obligation -
         Long-Term                                58,250            29,795

                              I-E Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006        6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $755,547          $346,082
      Additions and revisions                          -               301
      Accretion expense                            8,428             2,994
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $763,975          $349,377
                                                ========          ========


                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $840,935          $345,509
      Additions and revisions                          -               794
      Settlements and disposals                (  95,023)        (   2,922)
      Accretion expense                           18,063             5,996
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $763,975          $349,377
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  6,382          $  8,119
      Asset Retirement Obligation -
         Long-Term                               757,593           341,258


                              I-F Partnership
                              ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               6/30/2006        6/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, April 1                    $332,875          $164,940
      Additions and revisions                  (     600)              120
      Accretion expense                            3,675             1,448
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $335,950          $166,508
                                                ========          ========

                                              Six Months        Six Months
                                                 Ended             Ended
                                               6/30/2006         6/30/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $394,308          $164,771
      Additions and revisions                  (   1,200)              378
      Settlements and disposals                (  65,318)        (   1,533)
      Accretion expense                            8,160             2,892
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $335,950          $166,508
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  2,581          $  3,530
      Asset Retirement Obligation -
         Long-Term                               333,369           162,978


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements (the "Partnership Agreements") provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2006, the following payments were made to the General Partner or its affiliates by the
      Partnerships:
                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                  $ 2,497                  $ 19,986
               I-E                    5,491                   116,220
               I-F                    3,117                    39,780

      During the six months ended June 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                  $27,495                  $ 39,972
               I-E                   35,789                   232,440
               I-F                   29,208                    79,560

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

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnership Agreements.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly cash distribution.

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


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      The  Partnerships  are  not  aware  of  any  recently  issued   accounting
      pronouncements that will impact the Partnerships' future results of operations and financial position.

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

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve reports prepared by the General Partner.

                                I-D Partnership
                                ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2005               71,529       1,559,316
         Production                               (   813)     (   31,170)
         Extensions and discoveries                     8             361
         Revisions of previous estimates          (    69)     (   22,575)
                                                   ------       ---------

      Proved reserves, March 31, 2006              70,655       1,505,932
         Production                               (   764)     (   33,812)
         Extensions and discoveries                13,636             235
         Revisions of previous estimates              439         124,859
                                                   ------       ---------

      Proved reserves, June 30, 2006               83,966       1,597,214
                                                   ======       =========


                                I-E Partnership
                                ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2005              531,483       8,258,668
         Production                              (  9,312)     (  168,785)
         Extensions and discoveries                    31           1,712
         Revisions of previous
            estimates                               2,178      (  128,367)
                                                  -------       ---------

      Proved reserves, March 31, 2006             524,380       7,963,228
         Production                              (  9,677)     (  184,416)
         Extensions and discoveries                58,854           2,213
         Revisions of previous
            estimates                              40,213         727,941
                                                  -------       ---------

      Proved reserves, June 30, 2006              613,770       8,508,966
                                                  =======       =========

                                I-F Partnership
                                ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2005              250,616       2,453,345
         Production                              (  4,260)     (   47,679)
         Extensions and discoveries                    15             799
         Revisions of previous
            estimates                               1,190      (   54,758)
                                                  -------       ---------

      Proved reserves, March 31, 2006             247,561       2,351,707
         Production                              (  4,495)     (   49,593)
         Extensions and discoveries                27,439           1,034
         Revisions of previous
            estimates                              26,346          47,565
                                                  -------       ---------

      Proved reserves, June 30, 2006              296,851       2,350,713
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of June 30, 2006, March 31, 2006, and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to June 30, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at June 30, 2006 will actually be realized for such production.

                                 Net Present Value of Reserves
                       ----------------------------------------------
      Partnership        6/30/06           3/31/06         12/31/05
      -----------      -----------       -----------     ------------
         I-D           $ 5,091,232       $ 5,343,136      $ 7,249,132
         I-E            30,612,110        31,293,684       41,189,324
         I-F            10,890,870        11,082,877       13,999,885


                                    Oil and Gas Prices
                       ----------------------------------------------
        Pricing          6/30/06           3/31/06         12/31/05
      -----------      -----------       -----------     ------------
      Oil (Bbl)        $     73.94       $     66.25      $     61.06
      Gas (Mcf)               6.09              7.18            10.08

      The I-D and I-E Partnerships' estimated gas reserves increased 98,000 and 578,000 Mcf, respectively, in the Sibley-State GU 2 #1 located in Pecos County, Texas from March 31, 2006 to June 30, 2006, primarily due to a revised forecast in reserves based on actual production experience.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which are very volatile.

      Additionally, lower prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;

            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            *     Weather conditions and the impact of weather- related events;
            *     The availability of pipelines for transportation
            *     Domestic and foreign government regulations and taxes; and
            *     Market expectations.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will continue. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues. Net revenues may also be affected by proceeds from property sales or additional costs resulting from well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments made by the operators of the properties;
            * Adjustments in ownership or rights to production (such as adjustments that occur at payout or due to gas balancing); and
            * Completion of enhanced recovery projects which increase production for the well.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      I-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2006             2005
                                                  --------         --------
      Oil and gas sales                           $253,796         $264,614
      Oil and gas production expenses             $ 40,169         $ 46,631
      Barrels produced                                 764              858
      Mcf produced                                  33,812           34,823
      Average price/Bbl                           $  68.87         $  52.22
      Average price/Mcf                           $   5.95         $   6.31

      As shown in the table above, total oil and gas sales decreased $11,000 (4.1%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this decrease (i) $12,000 was related to a decrease in the average price of gas sold and (ii) $5,000 and $6,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of $12,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 94 barrels and 1,011 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was partially offset by increases in production on several wells following their successful workovers during early to mid 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,000 (13.9%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily due to (i) workover expenses incurred on one significant well during the three months ended June 30, 2005 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 15.8% for the three months ended June 30, 2006 from 17.6% for the three months ended June 30, 2005, primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $6,000 (51.8%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily due to one significant well being fully depleted during the three months ended June 30, 2005 due to its lack of remaining reserves. The decrease in DD&A was partially offset by increases of (i) $1,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $400 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 2.2% for the three months ended June 30, 2006 from 4.4% for the three months ended June 30, 2005, primarily due to the dollar decrease in DD&A.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 8.9% for the three months ended June 30, 2006 from 8.6% for the three months ended June 30, 2005.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2006             2005
                                                  --------         --------
      Oil and gas sales                           $522,459         $557,657
      Oil and gas production expenses             $ 85,645         $102,578
      Barrels produced                               1,577            1,810
      Mcf produced                                  64,982           76,239
      Average price/Bbl                           $  65.66         $  49.90
      Average price/Mcf                           $   6.45         $   6.13

      As shown in the table above, total oil and gas sales decreased $35,000 (6.3%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this decrease $12,000 and $69,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $25,000 and $21,000 related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 233 barrels and 11,257 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the six months ended June 30, 2005.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,000 (16.5%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This decrease was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2005 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.4% for the six months ended June 30, 2006 from 18.4% for the six months ended June 30, 2005, primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $5,000 (30.8%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This decrease was primarily due to (i) one significant well being fully depleted during the six months ended June 30, 2005 due to its lack of remaining reserves and
      (ii) the decreases in volumes of oil and gas sold. The decreases in DD&A were partially offset by increases of (i) $1,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $1,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 2.3% for the six months ended June 30, 2006 from 3.2% for the six months ended June 30, 2005, primarily due to the dollar decrease in DD&A.

      General and administrative expenses increased $2,000 (2.6%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 12.9% for the six months ended June 30, 2006 from 11.8% for the six months ended June 30, 2005.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $18,285,175  or  254.15%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $1,703,486       $1,687,867
      Oil and gas production expenses           $  354,903       $  385,756
      Barrels produced                               9,677            8,653
      Mcf produced                                 184,416          195,235
      Average price/Bbl                         $    65.31       $    53.32
      Average price/Mcf                         $     5.81       $     6.28

      As shown in the table above, total oil and gas sales remained relatively constant for the three months ended June 30, 2006 and 2005. Increases of
      (i) $116,000  related to an increase in the average  price of oil sold and
      (ii) $55,000 related to an increase in volumes of oil sold were substantially offset by decreases of (i) $87,000 related to a decrease in the average price of gas sold and (ii) $68,000 related to a decrease in volumes of gas sold.

      Volumes of oil sold increased 1,024 barrels, while volumes of gas sold decreased 10,819 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in volumes of oil sold was primarily due to (i) a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005, (ii) increases in production on several wells following their successful workovers during late 2005 and early 2006, and (iii) an increase in production on another significant well following successful repairs made during late 2005 and early 2006. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,000 (8.0%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily due to workover expenses incurred on several wells during the three months ended June 30, 2005. This decrease was partially offset by workover expenses incurred on several other wells during the three months ended June 30, 2006. As a percentage of oil and gas sales, these expenses decreased to 20.8% for the three months ended June 30, 2006 from 22.9% for the three months ended June 30, 2005.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $2,000 (4.2%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves since June 30, 2005 and (ii) one significant well being fully depleted during the three months ended June 30, 2005 due to its lack of remaining reserves. The decreases in DD&A were partially offset by increases of (i) $9,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $6,000 due to accretion of these additional asset retirement obligations. As a percentage of oil and gas sales, this expense decreased to 2.8% for the three months ended June 30, 2006 from 2.9% for the three months ended June 30, 2005.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 7.1% for the three months ended June 30, 2006 from 7.3% for the three months ended June 30, 2005.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                 Six Months Ended June 30,
                                                ---------------------------
                                                   2006             2005
                                                ----------       ----------
      Oil and gas sales                         $3,431,668       $3,536,558
      Oil and gas production expenses           $  771,144       $  689,638
      Barrels produced                              18,989           19,376
      Mcf produced                                 353,201          424,281
      Average price/Bbl                         $    62.71       $    49.38
      Average price/Mcf                         $     6.34       $     6.08

      As shown in the table above, total oil and gas sales decreased $105,000 (3.0%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this decrease $19,000 and $432,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of $253,000 and $93,000 related to increases in the average prices of oil and gas sold.

      Volumes of oil and gas sold decreased 387 barrels and 71,080 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, (ii) increases in production on several wells following their successful workovers during late 2005 and early 2006, and (iii) an increase in production on another significant well following successful repairs made during late 2005 and early 2006. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the six months ended June 30, 2006 due to mechanical problems. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $82,000 (11.8%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 2006 and (ii) a reversal during the six months ended June 30, 2005 of $89,000 of a charge previously accrued for a judgment. These increases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 22.5% for the six months ended June 30, 2006 from 19.5% for the six months ended June 30, 2005. This percentage increase was primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $15,000 (16.4%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase
      (i) $17,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $11,000 was due to accretion of these additional asset retirement obligations. Another contributing factor to the increase was an increase in depletable oil and gas properties during the six months ended June 30, 2006 primarily due to drilling activities on a large unitized property. The increases in DD&A were partially offset by (i) the decreases in volumes of oil and gas sold,
      (ii) upward revisions in the estimates of remaining oil and gas reserves since June 30, 2005, and (iii) one significant well being fully depleted during the six months ended June 30, 2005 due to its lack of remaining reserves. As a percentage of oil and gas sales, this expense increased to 3.1% for the six months ended June 30, 2006 from 2.6% for the six months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses remained relatively constant for the six months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 7.8% for the six months ended June 30, 2006 from 7.5% for the six months ended June 30, 2005.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $77,503,552  or  185.24%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2006             2005
                                                  --------         --------
      Oil and gas sales                           $593,556         $583,939
      Oil and gas production expenses             $154,032         $174,018
      Barrels produced                               4,495            3,982
      Mcf produced                                  49,593           58,488
      Average price/Bbl                           $  64.36         $  52.52
      Average price/Mcf                           $   6.14         $   6.41

      As shown in the table above, total oil and gas sales increased $10,000 (1.6%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this increase (i) $53,000 was related to an increase in the average price of oil sold and (ii) $27,000 was related to an increase in volumes of oil sold. These increases were partially offset by decreases of (i) $57,000 related to a decrease in volumes of gas sold and (ii) $13,000 related to a decrease in the average price of gas sold.

      Volumes of oil sold increased 513 barrels, while volumes of gas sold decreased 8,895 Mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in volumes of oil sold was primarily due to (i) increases in production on several wells following their successful workovers during late 2005 and early 2006, (ii) a negative prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2005, and (iii) an increase in production on another significant well following successful repairs made during late 2005 and early 2006. These increases were partially offset by normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and
      (ii) the shutting-in of one significant well during the three months ended June 30, 2006 due to mechanical problems. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $20,000 (11.5%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily due to workover expenses incurred on several wells during the three months ended June 30, 2005. This decrease was partially offset by workover expenses incurred on several other wells during the three months ended June 30, 2006. As a percentage of oil and gas sales, these expenses decreased to 26.0% for the three months ended June 30, 2006 from 29.8% for the three months ended June 30, 2005, primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended June 30, 2006 and 2005. Increases of (i) $4,000 due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $2,000 due to accretion of these additional asset retirement obligations were substantially offset by (i) upward revisions in the estimates of remaining oil reserves since June 30, 2005, (ii) the receipt of an equipment credit on one significant well during the three months ended June 30, 2006, and (iii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense remained constant at 2.9% for the three months ended June 30, 2006 and 2005.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses decreased to 7.2% for the three months ended June 30, 2006 from 7.4% for the three months ended June 30, 2005.

      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     2006           2005
                                                  ----------     ----------
      Oil and gas sales                           $1,189,983     $1,184,965
      Oil and gas production expenses             $  340,101     $  243,434
      Barrels produced                                 8,755          9,061
      Mcf produced                                    97,272        120,400
      Average price/Bbl                           $    62.04     $    48.87
      Average price/Mcf                           $     6.65     $     6.16

      As shown in the table above, total oil and gas sales remained relatively constant for the six months ended June 30, 2006 and 2005. Increases of $115,000 and $47,000 related to increases in the average prices of oil and gas sold were substantially offset by decreases of $15,000 and $142,000 related to decreases in volumes of oil and gas sold.

      Volumes of oil and gas sold decreased 306 barrels and 23,128 Mcf for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by (i) increases in production on several wells following their successful workovers during late 2005 and early 2006, (ii) a negative prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2005, and (iii) an increase in production on another significant well following successful repairs made during late 2005 and early 2006. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the six months ended June 30, 2006 due to mechanical problems. As of the date of this Quarterly Report, the operator has not yet determined when or if the shut-in well will return to production and, if returned to production, at what rate.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $97,000 (39.7%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to (i) a reversal during the six months ended June 30, 2005 of $62,000 of a charge previously accrued for a judgment and (ii) workover expenses incurred on several wells during the six months ended June 30, 2006. These increases were partially offset by workover expenses incurred on several other wells during the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 28.6% for the six months ended June 30, 2006 from 20.5% for the six months ended June 30, 2005, primarily due to the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties increased $6,000 (18.7%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this increase (i) $7,000 was due to the depletion of additional capitalized costs of oil and gas properties as a result of the upward revision in the estimate of the asset retirement obligations during late 2005 and (ii) $4,000 was due to accretion of these additional asset retirement obligations. The increases in DD&A were partially offset by (i) the decreases in volumes of oil and gas sold, (ii) upward revisions in the estimates of remaining oil reserves since June 30, 2005, and (iii) the receipt of an equipment credit on one significant well during the six months ended June 30, 2006. As a percentage of oil and gas sales, this expense increased to 3.4% for the six months ended June 30, 2006 from 2.9% for the six months ended June 30, 2005, primarily due to the dollar increase in DD&A.

      General and administrative expenses increased $2,000 (1.7%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. As a percentage of oil and gas sales, these expenses increased to 9.1% for the six months ended June 30, 2006 from 9.0% for the six months ended June 30, 2005.

      The Limited  Partners have received  cash  distributions  through June 30,
      2006  totaling   $24,424,664  or  170.55%  of  Limited  Partners'  capital
      contributions.

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


                              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 14, 2006        By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 14, 2006        By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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