Form 10-Q
period 2006-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E
filed 2006-11-20
CIK 799178, 811031, 806613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2006


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

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                               September 30,   December 31,
                                                   2006            2005
                                               -------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $  265,602     $  311,844
   Accounts receivable:
      Oil and gas sales                             107,157        310,780
   Assets held for sale (Note 3)                    277,083              -
                                                 ----------     ----------
        Total current assets                     $  649,842     $  622,624
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                    211,077        392,810
DEFERRED CHARGE                                      71,634         77,179
                                                 ----------     ----------
                                                 $  932,553     $1,092,613
                                                 ==========     ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $   14,733     $   33,313
   Gas imbalance payable                             32,097         32,967
   Asset retirement obligation -
      current (Note 1)                                1,506          1,556
   Asset retirement obligation -
      assets held for sale                           26,396              -
   Accounts payable of assets held
      for sale                                        7,677              -
                                                 ----------     ----------
        Total current liabilities                $   82,409     $   67,836
LONG-TERM LIABILITIES:
   Accrued liability                             $   24,254     $   25,062
   Asset retirement obligation
      (Note 1)                                       31,833         56,812
                                                 ----------     ----------
      Total long-term liabilities                $   56,087     $   81,874
PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($   11,384)    $    6,023
   Limited Partners, issued and
      outstanding, 7,195 units                      805,441        936,880
                                                 ----------     ----------
        Total Partners' capital                  $  794,057     $  942,903
                                                 ----------     ----------
                                                 $  932,553     $1,092,613
                                                 ==========     ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006           2005
                                                  --------       --------

REVENUES:
   Oil and gas sales                              $163,339       $184,815
   Interest income                                   2,232          1,352
                                                  --------       --------
                                                  $165,571       $186,167

COSTS AND EXPENSES:
   Lease operating                                $ 17,114       $ 14,020
   Production tax                                   10,250         12,112
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     4,722          7,574
   Impairment provision                              2,535              -
   General and administrative
      (Note 2)                                      21,584         22,023
                                                  --------       --------
                                                  $ 56,205       $ 55,729
                                                  --------       --------
INCOME FROM CONTINUING OPERATIONS                 $109,366       $130,438

   Income from discontinued operations
      (Note 3)                                     105,211        101,625
                                                  --------       --------
NET INCOME                                        $214,577       $232,063
                                                  ========       ========
GENERAL PARTNER:
   Net income from continuing operations          $ 17,086       $ 20,424
   Net income from discontinued
      operations                                    16,066         16,474
   Net income                                       33,152         36,898

LIMITED PARTNERS:
   Net income from continuing operations          $ 92,280       $110,014
   Net income from discontinued
      operations                                    89,145         85,151
   Net income                                      181,425        195,165

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                       $  12.83       $  15.29
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                          12.39          11.83
NET INCOME PER UNIT                                  25.22          27.12

UNITS OUTSTANDING                                    7,195          7,195


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                     2006          2005
                                                   --------      --------

REVENUES:
   Oil and gas sales                               $462,130      $517,603
   Interest income                                    7,535         3,325
                                                   --------      --------
                                                   $469,665      $520,928

COSTS AND EXPENSES:
   Lease operating                                 $ 49,562      $ 50,017
   Production tax                                    31,510        35,879
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     12,063        15,000
   Impairment provision                               2,535             -
   General and administrative
      (Note 2)                                       89,051        87,762
                                                   --------      --------
                                                   $184,721      $188,658
                                                   --------      --------
INCOME FROM CONTINUING OPERATIONS                  $284,944      $332,270

   Income from discontinued operations
      (Note 3)                                      292,049       273,421
                                                   --------      --------
NET INCOME                                         $576,993      $605,691
                                                   ========      ========
GENERAL PARTNER:
   Net income from continuing operations           $ 43,655      $ 51,442
   Net income from discontinued
      operations                                     44,777        43,680
   Net income                                        88,432        95,122

LIMITED PARTNERS:
   Net income from continuing operations           $241,289      $280,828
   Net income from discontinued
      operations                                    247,272       229,741
   Net income                                       488,561       510,569

NET INCOME FROM CONTINUING OPERATIONS              $  33.54      $  39.03
   PER UNIT
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                           34.37         31.93
NET INCOME PER UNIT                                   67.91         70.96

UNITS OUTSTANDING                                     7,195         7,195


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006            2005
                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $576,993        $605,691
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  17,250          34,052
      Impairment provision                           4,272               -
      Settlement of asset retirement
        obligation                               (     545)      (      36)
      (Increase) decrease in accounts
        receivable - oil and gas sales             103,751       ( 109,320)
      Decrease in deferred charge                    5,545           4,442
      Increase (decrease) in accounts
        payable                                  (  10,645)          8,497
      Increase in accounts payable -
        related party (Note 2)                           -           1,642
      Increase (decrease) in gas
        imbalance payable                        (     870)             18
      Decrease in accrued liability              (     808)      (   4,997)
                                                  --------        --------
Net cash provided by operating
   activities                                     $694,943        $539,989
                                                  --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 17,382)      ($ 23,944)
   Proceeds from sale of oil and
      gas properties                                 2,036           2,798
                                                  --------        --------
Net cash used by investing
   activities                                    ($ 15,346)      ($ 21,146)
                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($725,839)      ($506,367)
                                                  --------        --------
Net cash used by financing
   activities                                    ($725,839)      ($506,367)
                                                  --------        --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              ($ 46,242)       $ 12,476

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             311,844         250,839
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $265,602        $263,315
                                                  ========        ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2006              2005
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,860,898        $1,838,920
   Accounts receivable:
      Oil and gas sales                          682,219         1,921,870
   Assets held for sale
        (Note 3)                               1,526,190                 -
                                              ----------        ----------
        Total current assets                  $4,069,307        $3,760,790
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,486,834         2,469,064
DEFERRED CHARGE                                  371,475           394,160
                                              ----------        ----------
                                              $5,927,616        $6,624,014
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  289,004        $  350,149
   Gas imbalance payable                         109,226           112,023
   Asset retirement obligation -
      current (Note 1)                            14,220            96,761
   Assets retirement obligation -
      assets held for sale                       213,055                 -
   Accounts payable of assets held
      for sale                                    83,838                 -
                                              ----------        ----------
        Total current liabilities             $  709,343        $  558,933

LONG-TERM LIABILITIES:
   Accrued liability                          $  118,444        $  122,896
   Asset retirement obligation
      (Note 1)                                   541,632           744,174
                                              ----------        ----------
        Total long-term liabilities           $  660,076        $  867,070
PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   10,361)       $   89,828
   Limited Partners, issued and
      outstanding, 41,839 units                4,568,558         5,108,183
                                              ----------        ----------
        Total Partners' capital               $4,558,197        $5,198,011
                                              ----------        ----------
                                              $5,927,616        $6,624,014
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                     2006           2005
                                                  ----------     ----------

REVENUES:
   Oil and gas sales                              $1,096,141     $1,204,729
   Interest income                                    14,574          8,356
   Other income                                        2,775              -
                                                  ----------     ----------
                                                  $1,113,490     $1,213,085

COSTS AND EXPENSES:
   Lease operating                                $   27,313     $  166,622
   Production tax                                     62,315         71,557
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                      48,702         80,679
   Impairment provision                               42,554              -
   General and administrative
      (Note 2)                                       120,352        121,651
                                                  ----------     ----------
                                                  $  301,236     $  440,509
                                                  ----------     ----------

INCOME FROM CONTINUING OPERATIONS                 $  812,254     $  772,576

   Income from discontinued operations
      (Note 3)                                       615,010        656,921
                                                  ----------     ----------
NET INCOME                                        $1,427,264     $1,429,497
                                                  ==========     ==========
GENERAL PARTNER:
   Net income from continuing operations          $  132,428     $  125,928
   Net income from discontinued
      operations                                      93,594        106,567
   Net income                                        226,022        232,495

LIMITED PARTNERS:
   Net income from continuing operations          $  679,826     $  646,648
   Net income from discontinued
      operations                                     521,416        550,354
   Net income                                      1,201,242      1,197,002

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                       $    16.24     $    15.46
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            12.46          13.16
NET INCOME PER UNIT                                    28.70          28.62

UNITS OUTSTANDING                                     41,839         41,839

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                     2006           2005
                                                  ----------     ----------

REVENUES:
   Oil and gas sales                              $3,172,574     $3,276,077
   Interest income                                    46,046         21,244
   Other income                                        2,775              -
                                                  ----------     ----------
                                                  $3,221,395     $3,297,321

COSTS AND EXPENSES:
   Lease operating                                $  459,862     $  421,920
   Production tax                                    193,117        203,659
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     126,362        129,239
   Impairment provision                               42,554              -
   General and administrative
      (Note 2)                                       388,581        387,898
                                                  ----------     ----------
                                                  $1,210,476     $1,142,716
                                                  ----------     ----------

INCOME FROM CONTINUING OPERATIONS                 $2,010,919     $2,154,605

   Income from discontinued operations
      (Note 3)                                     1,733,253      1,776,673
                                                  ----------     ----------
NET INCOME                                        $3,744,172     $3,931,278
                                                  ==========     ==========
GENERAL PARTNER:
   Net income from continuing operations          $  318,379     $  338,098
   Net income from discontinued
      operations                                     265,418        280,581
   Net income                                        583,797        618,679

LIMITED PARTNERS:
   Net income from continuing operations          $1,692,540     $1,816,507
   Net income from discontinued
      operations                                   1,467,835      1,496,092
   Net income                                      3,160,375      3,312,599

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                       $    40.45     $    43.42
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                            35.08          35.76
NET INCOME PER UNIT                                    75.53          79.18

UNITS OUTSTANDING                                     41,839         41,839

         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                 2006             2005
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $3,744,172       $3,931,278
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               157,819          229,811
      Impairment provision                        49,880                -
      Settlement of asset retirement
        obligation                           (    94,354)     (       272)
      (Increase) decrease in accounts
        receivable - oil and gas sales           616,967      (   733,201)
      Decrease in accounts receivable -
        related party (Note 2)                         -      (     1,490)
      Decrease in deferred charge                 22,685           26,442
      Increase (decrease) in accounts
        payable                                   13,484      (     5,437)
      Decrease in accrued liability -
        other                                          -      (    88,892)
      Decrease in gas imbalance
        payable                              (     2,797)     (     4,196)
      Decrease in accrued liability          (     4,452)     (    28,846)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $4,503,404       $3,325,197
                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   97,440)     ($  123,387)
   Proceeds from the sale of oil and
      gas properties                                   -            8,993
                                              ----------       ----------
Net cash used by investing
   activities                                ($   97,440)     ($  114,394)
                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($4,383,986)     ($3,260,118)
                                              ----------       ----------
Net cash used by financing
   activities                                ($4,383,986)     ($3,260,118)
                                              ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $   21,978      ($   49,135)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,838,920        1,579,268
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,860,898       $1,529,953
                                              ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                             September 30,     December 31,
                                                 2006              2005
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  665,677        $  684,976
   Accounts receivable:
      Oil and gas sales                          289,564           544,225
   Assets held for sale (Note 3)                 463,017                 -
                                              ----------        ----------
        Total current assets                  $1,418,258        $1,229,201

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 593,465           967,086
DEFERRED CHARGE                                  287,766           302,265
                                              ----------        ----------
                                              $2,299,489        $2,498,552
                                              ==========        ==========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                           $  162,137        $  118,863
   Gas imbalance payable                          35,181            36,173
   Asset retirement obligation -
      current (Note 1)                             5,603            65,890
   Asset retirement obligation -
      assets held for sale                       114,761                 -
   Accounts payable of assets held
      for sale                                    47,816                 -
                                              ----------        ----------
        Total current liabilities             $  365,498        $  220,926

LONG-TERM LIABILITIES:
   Accrued liability                          $  110,257        $  114,225
   Asset retirement obligation
      (Note 1)                                   217,018           328,418
                                              ----------        ----------
        Total long-term liabilities           $  327,275        $  442,643
PARTNERS' CAPITAL:
   General Partner                            $   13,904        $   46,741
   Limited Partners, issued and
      outstanding, 14,321 units                1,592,812         1,788,242
                                              ----------        ----------
        Total Partners' capital               $1,606,716        $1,834,983
                                              ----------        ----------
                                              $2,299,489        $2,498,552
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                    2006            2005
                                                  --------        --------
REVENUES:
   Oil and gas sales                              $474,453        $534,840
   Interest income                                   4,996           2,894
   Other income                                      1,942               -
                                                  --------        --------
                                                  $481,391        $537,734

COSTS AND EXPENSES:
   Lease operating                                $ 53,345        $ 73,241
   Production tax                                   28,099          32,404
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    20,727          38,641
   Impairment provision                             20,617               -
   General and administrative
      (Note 2)                                      41,899          42,517
                                                  --------        --------
                                                  $164,687        $186,803
                                                  --------        --------

INCOME FROM CONTINUING OPERATIONS                 $316,704        $350,931

   Income from discontinued operations
      (Note 3)                                     113,473         131,578
                                                  --------        --------
NET INCOME                                        $430,177        $482,509
                                                  ========        ========
GENERAL PARTNER:
   Net income from continuing operations          $ 52,545        $ 57,615
   Net income from discontinued
      operations                                    17,680          23,146
   Net income                                       70,225          80,761

LIMITED PARTNERS:
   Net income from continuing operations          $264,159        $293,316
   Net income from discontinued
      operations                                    95,793         108,432
   Net income                                      359,952         401,748

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                       $  18.45        $  20.48
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                           6.69            7.58
NET INCOME PER UNIT                                  25.14           28.06

UNITS OUTSTANDING                                   14,321          14,321


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                   2006             2005
                                                ----------       ----------
REVENUES:
   Oil and gas sales                            $1,362,870       $1,396,681
   Interest income                                  15,640            7,377
   Other income                                      1,942                -
                                                ----------       ----------
                                                $1,380,452       $1,404,058

COSTS AND EXPENSES:
   Lease operating                              $  251,157       $  168,651
   Production tax                                   85,123           88,668
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    50,273           58,785
   Impairment provision                             20,617                -
   General and administrative
      (Note 2)                                     150,667          149,502
                                                ----------       ----------
                                                $  557,837       $  465,606
                                                ----------       ----------

INCOME FROM CONTINUING OPERATIONS               $  822,615       $  938,452

   Income from discontinued operations
      (Note 3)                                     318,943          349,077
                                                ----------       ----------
NET INCOME                                      $1,141,558       $1,287,529
                                                ==========       ==========
GENERAL PARTNER:
   Net income from continuing operations        $  130,971       $  147,891
   Net income from discontinued
      operations                                    50,017           57,712
   Net income                                      180,988          205,603

LIMITED PARTNERS:
   Net income from continuing operations        $  691,644       $  790,561
   Net income from discontinued
      operations                                   268,926          291,365
   Net income                                      960,570        1,081,926

NET INCOME FROM CONTINUING OPERATIONS
   PER UNIT                                     $    48.30       $    55.20
NET INCOME FROM DISCONTINUED OPERATIONS
   PER UNIT                                          18.78            20.35
NET INCOME PER UNIT                                  67.08            75.55

UNITS OUTSTANDING                                   14,321           14,321

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                    2006          2005
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,141,558     $1,287,529
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   62,296         97,004
      Impairment provision                           24,131              -
      Settlement of asset retirement
        obligation                              (    64,368)   (       136)
      (Increase) decrease in accounts
        receivable - oil and gas sale               139,918    (   218,206)
      Decrease in deferred charge                    14,499         22,204
      Increase in accounts payable                   84,824          7,599
      Decrease in accrued liability -
        other                                             -    (    62,225)
      Increase (decrease) in gas
        imbalance payable                       (       992)           276
      Decrease in accrued liability             (     3,968)   (    21,229)
                                                 ----------     ----------
Net cash provided by operating
   activities                                    $1,397,898     $1,112,816
                                                 ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   47,372)   ($   57,613)
   Proceeds from sale of oil and
      gas properties                                      -          3,093
                                                 ----------     ----------
Net cash used by investing
   activities                                   ($   47,372)   ($   54,520)
                                                 ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($1,369,825)   ($1,067,140)
                                                 ----------     ----------
Net cash used by financing
   activities                                   ($1,369,825)   ($1,067,140)
                                                 ----------     ----------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                  ($   19,299)   ($    8,844)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              684,976        552,399
                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  665,677     $  543,555
                                                 ==========     ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2006, combined statements of operations for the three and nine months ended September 30, 2006 and 2005, and combined statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2006, the combined results of operations for the three and nine months ended September 30, 2006 and 2005, and the combined cash flows for the nine months ended September 30, 2006 and 2005.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.

      STATEMENTS OF CASH FLOWS
      -----------------------

      Cash flows from operating, investing and financing activities presented in the Statements of Cash Flows include cash flows attributable to
      discontinued   operations  and  assets  held  for  sale  for  all  periods presented.

      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No.157 on its results of operations, financial condition and cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 18, 2006, and early application is encouraged. The Partnerships do not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.


      DISCONTINUED OPERATIONS
      -----------------------

      As further discussed in Note 3, the Partnerships sold their interests in a number of producing properties to independent third parties at the Oil and Gas Clearinghouse auction in Houston, Texas on October 11, 2006. It is anticipated that additional properties will be sold at auction in December 2006 and February 2007. The following chart shows the number of properties anticipated to be sold under the plan and their associated proved reserves as of September 30, 2006.

                                    Number of                 Proved
            Partnership            Properties                Reserves
            -----------          ---------------          --------------
               I-D                      41                   $1,680,000
               I-E                      58                    9,414,000
               I-F                      44                    2,769,000


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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each well. If the unamortized costs, net of salvage value, of oil and gas properties exceeds the expected undiscounted future cash flows for such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments recognized in the third quarter totaled $3,000, $43,000 and $21,000 for the I-D, I-E and I-F Partnerships, respectively. Since oil and natural gas prices remain volatile, the partnerships may be required to write down the carrying value of its oil and natural gas properties at the end of future reporting periods. If an impairment is required, it would result in a charge to earnings but would not impact cash flow from operating activities. Once incurred, an impairment of oil and natural gas properties is not reversible.

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

      The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the nine months ended September 30, 2006, the I-D, I-E, and I-F Partnerships recognized $3,000, $58,000, and $25,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      The components of the change in asset retirement obligations for the three and nine months ended September 30, 2006 and 2005 are as shown below.

                                 I-D Partnership
                                 ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $ 59,844          $ 31,481
      Additions and revisions                          -            29,540
      Settlements and disposals                (     760)                -
      Accretion expense                              651             1,543
      Discontinued operations                  (  26,396)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $ 33,339          $ 62,564
                                                ========          ========


                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Total Asset Retirement
         Obligation, January 1                  $ 58,368          $ 31,101
      Additions and revisions                          -            29,685
      Settlements and disposals                (     760)        (     448)
      Accretion expense                            2,127             2,226
      Discontinued operations                  (  26,396)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $ 33,339          $ 62,564
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  1,506          $  2,337
      Asset Retirement Obligation -
         Long-Term                                31,833            60,227

                                 I-E Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006        9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $763,975          $349,377
      Additions and revisions                          -           365,183
      Settlements and disposals                (   3,280)                -
      Accretion expense                            8,212            17,830
      Discontinued operations                  ( 213,055)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $555,852          $732,390
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $840,935          $345,509
      Additions and revisions                          -           365,977
      Settlements and disposals                (  98,303)        (   2,922)
      Accretion expense                           26,275            23,826
      Discontinued operations                  ( 213,055)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $555,852          $732,390
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $ 14,220          $ 13,433
      Asset Retirement Obligation -
         Long-Term                               541,632           718,957

                                 I-F Partnership
                                 ---------------

                                             Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006        9/30/2005
                                             ------------      ------------

      Total Asset Retirement
         Obligation, July 1                     $335,950          $166,508
      Additions and revisions                  (     599)          158,373
      Settlements and disposals                (   1,529)                -
      Accretion expense                            3,560             7,915
      Discontinued operations                  ( 114,761)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Quarter             $222,621          $332,796
                                                ========          ========

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              -----------       -----------

      Total Asset Retirement
         Obligation, January 1                  $394,308          $164,771
      Additions and revisions                  (   1,799)          158,751
      Settlements and disposals                (  66,847)        (   1,533)
      Accretion expense                           11,720            10,807
      Discontinued operations                  ( 114,761)                -
                                                --------          --------
      Total Asset Retirement
         Obligation, End of Period              $222,621          $332,796
                                                ========          ========
      Asset Retirement Obligation -
         Current                                $  5,603          $  5,664
      Asset Retirement Obligation -
         Long-Term                               217,018           327,132

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements (the "Partnership Agreements") provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                  $ 1,598                  $ 19,986
               I-E                    4,132                   116,220
               I-F                    2,119                    39,780

      During the nine months ended September 30, 2006, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-D                  $29,093                  $ 59,958
               I-E                   39,921                   348,660
               I-F                   31,327                   119,340

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

3.    DISCONTINUED OPERATIONS
      -----------------------

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. On October 11, 2006, the Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of approximately $5,000, $134,000, and $88,000 (net of fees), respectively to the I-D, I-E, and I-F Partnerships. The sale resulted in a gain on disposal of discontinued operations of approximately $11,000, $158,000, and $103,000, respectively, for the I-D, I-E, and I-F Partnerships. The gain for the Partnerships consisted of the proceeds received from the sale and the extinguishment of net liabilities of approximately $6,000, $24,000, and $15,000, respectively, for the I-D, I-E, and I-F Partnerships. It is anticipated that additional properties will be sold at auction in December 2006 and February 2007. The properties sold in the October auction and those scheduled to be sold in the December 2006 and February 2007 auction represent a disposal of a business segment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived

      Assts" (FAS 144). Accordingly, current year results of these properties have been classified as discontinued, and prior periods have been restated. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and the buyers will assume the asset retirement obligations associated with the sold interests.

      Net income from discontinued operations are as follows:

                                 I-D Partnership
                                 ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $116,263          $140,071
      Lease operating                          (   4,541)        (   8,375)
      Production tax                           (   4,480)        (  21,278)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (     294)        (   8,793)
      Impairment provision                     (   1,737)                -
                                                --------          --------
      Income from discontinued
         operations                             $105,211          $101,625
                                                ========          ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $339,931          $364,940
      Lease operating                          (  18,693)        (  22,148)
      Production tax                           (  22,265)        (  50,319)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   5,187)        (  19,052)
      Impairment provision                     (   1,737)                -
                                                --------          --------
      Income from discontinued
         operations                             $292,049          $273,421
                                                ========          ========

                                 I-E Partnership
                                 ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $713,534          $887,490
      Lease operating                          (  29,626)        (  52,082)
      Production tax                           (  59,314)        ( 121,135)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   2,258)        (  57,352)
      Impairment provision                     (   7,326)                -
                                                --------          --------
      Income from discontinued
         operations                             $615,010          $656,921
                                                ========          ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                       $2,068,769        $2,352,700
      Lease operating                        (   119,315)      (   146,841)
      Production tax                         (   177,418)      (   328,614)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                          (    31,457)      (   100,572)
      Impairment provision                   (     7,326)                -
                                              ----------        ----------
      Income from discontinued
         operations                           $1,733,253        $1,776,673
                                              ==========        ==========


                                 I-F Partnership
                                 ---------------

                                              Three Months      Three Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $158,755          $226,609
      Lease operating                          (   8,505)        (  11,151)
      Production tax                           (  32,071)        (  59,526)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (   1,192)        (  24,354)
      Impairment provision                     (   3,514)                -
                                                --------          --------
      Income from discontinued
         operations                             $113,473          $131,578
                                                ========          ========

                                               Nine Months       Nine Months
                                                 Ended             Ended
                                               9/30/2006         9/30/2005
                                              ------------      ------------

      Oil and gas sales                         $460,321          $549,733
      Lease operating                          (  23,744)        (  29,256)
      Production tax                           ( 102,097)        ( 133,181)
      Depreciation, depletion, and
         amortization of oil and gas
         properties                            (  12,023)        (  38,219)
      Impairment provision                     (   3,514)                -
                                                --------          --------
      Income from discontinued
         operations                             $318,943          $349,077
                                                ========          ========


Assets of the discontinued operations for the nine months ended September 30, 2006 were as follows:

                                                                   I-D
                                                               Partnership
                                                               -----------

      Accounts receivable - oil and gas sales                   $    99,872
      Oil and gas properties                                      1,741,230
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                        (  1,564,019)
                                                                -----------
      Net assets held for sale                                  $   277,083
                                                                ===========

                                                                    I-E
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                   $   622,684
      Oil and gas properties                                     11,259,579
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                        ( 10,356,073)
                                                                -----------
      Net assets held for sale                                  $ 1,526,190
                                                                ===========

                                                                    I-F
                                                                Partnership
                                                                ------------

      Accounts receivable - oil and gas sales                   $   114,743
      Oil and gas properties                                      2,092,528
      Accumulated depreciation, depletion,
         and amortization of oil and
         gas properties                                        (  1,744,254)
                                                                -----------
      Net assets held for sale                                  $   463,017
                                                                ===========

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


DISCONTINUED OPERATIONS
-----------------------

      In October 2006, the Partnerships sold their interests in a number of producing properties. This disposal was treated as a discontinued operation. The sales proceeds consisting of approximately $5,000, $134,000, and $88,000, respectively, were included in the November 15, 2006 cash distributions paid by the I-D, I-E, and I-F Partnerships. The sale of these producing properties will impact the continuing future operations of the Partnerships. It is anticipated that these Partnerships will have lower lease operating costs, lower oil and gas sales, and a reduction in their asset retirement obligations. The reader should refer to Note 3 - Discontinued Operations to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2006 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly cash distribution. During the nine months ended September 30, 2006, capital expenditures for the I-F Partnership totaled $54,000. These expenditures were primarily due to drilling activities in a large unitized property, the Jo-Mill Unit in Borden County, Texas. The I-F Partnership owns a working interest of approximately 0.28% in this unitized property. The Jo-Mill Unit is included in discontinued operations and is anticipated to be sold in the next twelve months. The reader should refer to Note 3 - Discontinued Operations to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter. Other capital expenditures incurred by the Partnerships during the nine months ended September 30, 2006 and 2005 were not material to the Partnerships' cash flow.

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

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each well. If the unamortized costs, net of salvage value, of oil and gas properties exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the estimated discounted future cash flows from the properties. In the third quarter of 2006, natural gas prices declined significantly. Consequently, the partnerships incurred impairments utilizing the natural gas spot prices that existed on September 30, 2006. The impairments recognized in the third quarter totaled $3,000, $43,000, and $21,000 for the I-D, I-E and I-F Partnerships, respectively. Since oil and natural gas prices remain volatile, the partnerships may be required to write down the carrying value of its oil and natural gas properties at the end of future reporting periods. If an impairment is required, it would result in a charge to earnings but would not impact cash flow from operating activities. Once incurred, an impairment of oil and natural gas properties is not reversible.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its results of operations, financial condition and cash flows.

      In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 108, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 18, 2006, and early application is encouraged. The Partnerships do not believe SAB 108 will
      have  a  material  impact  on  its  results  of  operations,   financial
      condition and cash flows.


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

                                 I-D Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2005               71,529       1,559,316
         Production                               (   813)     (   31,170)
         Extensions and discoveries                     8             361
         Revisions of previous                    (    69)     (   22,575)
           estimates                               ------       ---------

      Proved reserves, March 31, 2006              70,655       1,505,932
         Production                               (   764)     (   33,812)
         Extensions and discoveries                13,636             235
         Revisions of previous
           estimates                                  439         124,859
                                                   ------       ---------

      Proved reserves, June 30, 2006               83,966       1,597,214
         Production of continuing
           operations                             (   210)     (   21,098)
         Production of discontinued
           operations                             (   607)     (   13,116)
         Extensions and discoveries                     -          13,604
         Discontinued operations                  (70,248)     (  565,096)
         Revisions of previous                    ( 2,782)     (   83,305)
           estimates                               ------       ---------

      Proved reserves, Sept. 30, 2006              10,119         928,203
                                                   ======       =========

                                 I-E Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2005              531,483       8,258,668
         Production                              (  9,312)     (  168,785)
         Extensions and discoveries                    31           1,712
         Revisions of previous
            estimates                               2,178      (  128,367)
                                                  -------       ---------

      Proved reserves, March 31, 2006             524,380       7,963,228
         Production                              (  9,677)     (  184,416)
         Extensions and discoveries                58,854           2,213
         Revisions of previous
            estimates                              40,213         727,941
                                                  -------       ---------

      Proved reserves, June 30, 2006              613,770       8,508,966
         Production of continuing
           operations                            (  5,643)     (  100,542)
         Production of discontinued
           operations                            (  3,487)     (   83,076)
         Extensions and discoveries                     -          41,891
         Discontinued operations                 (386,306)     (3,578,641)
         Revisions of previous
            estimates                            ( 30,922)     (  486,480)
                                                  -------       ---------

      Proved reserves, Sept. 30, 2006             187,412       4,302,118
                                                  =======       =========

                                 I-F Partnership
                                 ---------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                 ---------     -----------

      Proved reserves, Dec. 31, 2005              250,616       2,453,345
         Production                              (  4,260)     (   47,679)
         Extensions and discoveries                    15             799
         Revisions of previous
            estimates                               1,190      (   54,758)
                                                  -------       ---------

      Proved reserves, March 31, 2006             247,561       2,351,707
         Production                              (  4,495)     (   49,593)
         Extensions and discoveries                27,439           1,034
         Revisions of previous
            estimates                              26,346          47,565
                                                  -------       ---------

      Proved reserves, June 30, 2006              296,851       2,350,713
         Production of continuing
           operations                            (  2,438)     (   43,406)
         Production of discontinued
           operations                            (  1,810)     (    6,453)
         Extensions and discoveries                     -          16,908
         Discontinued operations                 (198,953)     (  310,271)
         Revisions of previous
            estimates                            ( 14,730)     (  181,181)
                                                  -------       ---------

      Proved reserves, Sept. 30, 2006              78,920       1,826,310
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

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of September 30, 2006, June 30, 2006, March 31, 2006, and December 31, 2005. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The table also indicates the oil and gas prices in effect on the dates corresponding to the reserve valuations. Changes in oil and gas prices cause the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, to fluctuate. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to September 30, 2006. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at September 30, 2006 will actually be realized for such production.

                            Net Present Value of Reserves (In 000's)
                         ----------------------------------------------
      Partnership        9/30/06       6/30/06     3/31/06     12/31/05
      -----------        -------       -------     -------     --------
         I-D             $ 1,751       $ 5,091     $ 5,343      $ 7,249
         I-E              10,871        30,612      31,294       41,189
         I-F               4,592        10,891      11,083       13,400


                                       Oil and Gas Prices
                          ---------------------------------------------
        Pricing           9/30/06      6/30/06     3/31/06     12/31/05
      -----------         -------      -------     -------     --------
      Oil (Bbl)           $ 62.90      $ 73.94     $ 66.25     $  61.06
      Gas (Mcf)              4.18         6.09        7.18        10.08

      The Partnerships had decreases in estimated oil and gas reserves and the related estimated net present value of reserves at September 30, 2006 as compared to June 30, 2006 due to the decreases in the oil and gas prices used to run the reserves and the removal of the reserves related to discontinued operations.


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

      I-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Oil and gas sales                           $163,339         $184,815
      Oil and gas production expenses             $ 27,364         $ 26,132
      Barrels produced                                 210              268
      Mcf produced                                  21,098           20,870
      Average price/Bbl                           $  66.30         $  58.85
      Average price/Mcf                           $   7.08         $   8.10

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $21,000 (11.6%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease $21,000 was related to a decrease in the average price of gas sold.

      Volumes of oil sold decreased 58 barrels, while volumes of gas sold increased 228 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due to the successful completion of two wells during mid 2006 and an increase in the I-D Partnership's revenue interest on another well during the three months ended September 30, 2006. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,000 (4.7%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2006 and (ii) repair and maintenance expenses incurred on another significant well during the three months ended September 30, 2006. These increases were partially offset by (i) the receipt of a $2,000 lease operating expense credit resulting from the settlement of a class action lawsuit on several wells during the three months ended September 30, 2006 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 16.8% for the three months ended September 30, 2006 from 14.1% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales and the dollar increase in production expenses.

      Depreciation, depletion, and amortization ("DD&A") of oil and gas properties decreased $3,000 (37.7%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 2.9% for the three months ended September 30, 2006 from 4.1% for the three months ended September 30, 2005, primarily due to the dollar decrease in DD&A.

      The I-D Partnership recognized a non-cash charge against earnings of $3,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 13.2% for the three months ended September 30, 2006 from 11.9% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the I-D Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have a lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                                Nine Months Ended September 30,
                                               -------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Oil and gas sales                           $462,130         $517,603
      Oil and gas production expenses             $ 81,072         $ 85,896
      Barrels produced                                 601              825
      Mcf produced                                  60,967           68,430
      Average price/Bbl                           $  64.83         $  52.17
      Average price/Mcf                           $   6.94         $   6.94

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $55,000 (10.7%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease $12,000 and $52,000 were related to decreases in volumes of oil and gas sold. These decreases were partially offset by an increase of $8,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 224 barrels and 7,463 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005. These decreases were partially offset by (i) the successful completion of two wells during mid 2006 and
      (ii) an increase in the I-D Partnership's revenue interest on another well during the nine months ended September 30, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,000 (5.6%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) a reduction in workover expenses for the nine months ended September 30, 2006 when compared to the same period in 2005, (ii) the receipt of a $2,000 lease operating expense credit resulting from the settlement of a class action lawsuit on several wells during the nine months ended September 30, 2006, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 17.5% for the nine months ended September 30, 2006 from 16.6% for the nine months ended September 30, 2005.

      DD&A of oil and gas properties decreased $3,000 (19.6%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. These decreases in DD&A were partially offset by downward revisions in the estimates of remaining oil and gas reserves since September 30, 2005. As a percentage of oil and gas sales, this expense decreased to 2.6% for the nine months ended September 30, 2006 from 2.9% for the nine months ended September 30, 2005, primarily due to the dollar decrease in DD&A.

      The I-D Partnership recognized a non-cash charge against earnings of $3,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses increased $1,000 (1.5%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 19.3% for the nine months ended September 30, 2006 from 17.0% for the nine months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the I-D Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $18,463,175 or 256.62% of Limited Partners' capital contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $1,096,141       $1,204,729
      Oil and gas production expenses           $   89,628       $  238,179
      Barrels produced                               5,643            6,761
      Mcf produced                                 100,542           98,061
      Average price/Bbl                         $    67.40       $    57.94
      Average price/Mcf                         $     7.12       $     8.29

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $109,000 (9.0%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease (i) $118,000 was related to a decrease in the average price of gas sold and (ii) $65,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by (i) $53,000 attributable to an increase in the average price of oil sold and (ii) $21,000 increase associated with an increase in volumes of gas sold.

      Volumes of oil sold decreased 1,118 barrels, while volumes of gas sold increased 2,481 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. The increase in volumes of gas sold was primarily due (i) the successful completion of two wells during mid 2006 and (ii) an increase in the I-E Partnership's revenue interest on another well during the three months ended September 30, 2006. These increases were partially offset by normal declines in production.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $149,000 (62.4%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) the receipt of a $231,000 lease operating expense credit resulting from the settlement of a class action lawsuit on several wells during the three months ended September 30, 2006 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on several wells during the three months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses decreased to 8.2% for the three months ended September 30, 2006 from 19.8% for the three months ended September 30, 2005, primarily due to the dollar decrease in production expenses.

      DD&A of oil and gas properties decreased $32,000 (39.6%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to several wells being fully depleted during 2005 due to their lack of remaining reserves. As a percentage of oil and gas sales, this expense decreased to 4.4% for the three months ended September 30, 2006 from 6.7% for the three months ended September 30, 2005, primarily due to the dollar decrease in DD&A.

      The I-E Partnership recognized a non-cash charge against earnings of $43,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $1,000 (1.1%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 11.0% for the three months ended September 30, 2006 from 10.1% for the three months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the I-E Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2006            2005(a)
                                                ----------       ----------
      Oil and gas sales                         $3,172,574       $3,276,077
      Oil and gas production expenses           $  652,979       $  625,579
      Barrels produced                              17,791           18,744
      Mcf produced                                 292,011          327,098
      Average price/Bbl                         $    64.33       $    52.59
      Average price/Mcf                         $     6.95       $     7.00

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $104,000 (3.2%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease (i) $50,000 and $246,000 were related to decreases in volumes of oil and gas sold and (ii) $17,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $209,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 953 barrels and 35,087 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by
      (i) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005 and (ii) increases in production on two significant wells following their successful workovers during late 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005. These decreases were partially offset by (i) the successful completion of two wells and (ii) an increase in the I-E Partnership's revenue interest on another well during the nine months ended September 30, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $27,000 (4.4%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) abandonment expenses incurred on two significant wells during the nine months ended September 30, 2006,
      (ii) a reversal during the nine months ended September 30, 2005 of $89,000 of a charge previously accrued for a judgment, and (iii) workover expenses incurred on several wells during the nine months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by the receipt of a $231,000 lease operating expense credit resulting from the settlement of a class action lawsuit on several other wells during the nine months ended September 30, 2006. As a percentage of oil and gas sales, these expenses increased to 20.6% for the nine months ended September 30, 2006 from 19.1% for the nine months ended September 30, 2005.

      DD&A of oil and gas properties decreased $3,000 (2.2%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. The decreases in DD&A were partially offset by downward revisions in the estimates of remaining oil and gas reserves since September 30, 2005. As a percentage of oil and gas sales, this expense increased to 4.0% for the nine months ended September 30, 2006 from 3.9% for the nine months ended September 30, 2005.

      The I-E Partnership recognized a non-cash charge against earnings of $43,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 12.2% for the nine months ended September 30, 2006 from 11.8% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the I-E Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $78,642,552 or 187.96% of Limited Partners' capital contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    2006            2005(a)
                                                  --------         --------
      Oil and gas sales                           $474,453         $534,840
      Oil and gas production expenses             $ 81,444         $105,645
      Barrels produced                               2,438            2,864
      Mcf produced                                  43,406           44,763
      Average price/Bbl                           $  68.09         $  58.38
      Average price/Mcf                           $   7.11         $   8.21

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $60,000 (11.3%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease (i) $25,000 and $11,000 were related to decreases in volumes of oil and gas sold and (ii) $48,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $24,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 426 barrels and 1,357 Mcf for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decreases in volumes of oil and gas sold were primarily due to normal declines in production. The decreases in volumes of gas sold was partially offset by (i) the successful completion of two wells during mid 2006 and (ii) an increase in the I-F Partnership's revenue interest on another well during the three months ended September 30, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,000 (22.9%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) the receipt of an $81,000 lease operating expense credit resulting from the settlement of a class action lawsuit on several wells during the three months ended September 30, 2006 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on several wells during the three months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. As a percentage of oil and gas sales, these expenses decreased to 17.2% for the three months ended September 30, 2006 from 19.8% for the three months ended September 30, 2005, primarily due to the dollar decrease in production expenses.

      DD&A of oil and gas properties decreased $18,000 (46.4%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.4% for the three months ended September 30, 2006 from 7.2% for the three months ended September 30, 2005, primarily due to the dollar decrease in DD&A.

      The I-F Partnership recognized a non-cash charge against earnings of $21,000 during the three months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the three months ended September 30, 2005.

      General and administrative expenses decreased $1,000 (1.5%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. As a percentage of oil and gas sales, these expenses increased to 8.8% for the three months ended September 30, 2006 from 7.9% for the three months ended September 30, 2005, primarily due to the decrease in oil and gas sales.

      As further discussed in Part I, Item 2 - Discontinued Operations, the I-F Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                     2006          2005(a)
                                                  ----------     ----------
      Oil and gas sales                           $1,362,870     $1,396,681
      Oil and gas production expenses             $  336,280     $  257,319
      Barrels produced                                 7,651          8,071
      Mcf produced                                   125,652        140,037
      Average price/Bbl                           $    64.39     $    52.38
      Average price/Mcf                           $     6.93     $     6.95

      (a) The foregoing chart and the following discussion contain amounts for the year 2005 which have been restated to reflect the Partnership's assets held for sale as discontinued operations. See Part I, Item 2 - Discontinued Operations for more information about these discontinued operations.

      As shown in the table above, total oil and gas sales decreased $34,000 (2.4%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease (i) $22,000 and $100,000 were related to decreases in volumes of oil and gas sold and (ii) $4,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of $92,000 related to an increase in the average price of oil sold.

      Volumes of oil and gas sold decreased 420 barrels and 14,385 Mcf for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to normal declines in production. This decrease was partially offset by
      (i) a negative prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2005 and (ii) increases in production on two significant wells following their successful workovers during late 2005. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) positive prior period volume adjustments made by the operators on several wells during the nine months ended September 30, 2005. These decreases were partially offset by (i) the successful completion of two significant wells during mid 2006 and (ii) an increase in the I-F Partnership's revenue interest on another well during the nine months ended September 30, 2006.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $79,000 (30.7%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to (i) abandonment expenses incurred on two significant wells during the nine months ended September 30, 2006,
      (ii) a reversal during the nine months ended September 30, 2005 of $62,000 of a charge previously accrued for a judgment, and (iii) workover expenses incurred on several wells during the nine months ended September 30, 2006. As of the date of this Quarterly Report, management anticipates workover costs remaining at or increasing above 2006 levels due to the increased cost to perform a workover and the age of the wellbores. These increases were partially offset by the receipt of an $81,000 lease operating expense credit resulting from the settlement of a class action lawsuit on several wells during the nine months ended September 30, 2006. As a percentage of oil and gas sales, these expenses increased to 24.7% for the nine months ended September 30, 2006 from 18.4% for the nine months ended September 30, 2005, primarily due to the dollar increase in production expenses.

      DD&A of oil and gas properties decreased $9,000 (14.5%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This decrease was primarily due to (i) several wells being fully depleted during 2005 due to their lack of remaining reserves and (ii) the decreases in volumes of oil and gas sold. The decreases in DD&A were partially offset by downward revisions in the estimates of remaining oil and gas reserves since September 30, 2005. As a percentage of oil and gas sales, this expense decreased to 3.7% for the nine months ended September 30, 2006 from 4.2% for the nine months ended September 30, 2005, primarily due to the dollar decrease in DD&A.

      The I-F Partnership recognized a non-cash charge against earnings of $21,000 during the nine months ended September 30, 2006. This charge was related to the decline in oil and gas prices used to determine recoverability of oil and gas reserves at September 30, 2006. No such charge was incurred during the nine months ended September 30, 2005.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 2006 and 2005. As a percentage of oil and gas sales, these expenses increased to 11.1% for the nine months ended September 30, 2006 from 10.7% for the nine months ended September 30, 2005.

      As further discussed in Part I, Item 2 - Discontinued Operations, the I-F Partnership is in the process of selling an increased amount of the Partnership's properties as a result of the generally favorable current environment for oil and gas dispositions. It is anticipated that the Partnership will have lower oil and gas sales and lower production expenses with the sale of these properties.

      The Limited Partners have received cash distributions through September 30, 2006 totaling $24,770,664 or 172.97% of Limited Partners' capital contributions.

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


                                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 20, 2006            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 20, 2006            By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

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